Form 10-K
period 1999-12-31
TRITEL INC
filed 2000-03-30
CIK 1088383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ........... to .........

                          Commission File No. 0-28435

                                  TRITEL, INC
            (Exact name of registrant as specified in its charter)

                      Delaware                                                      64-0896417
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                       111 E. Capitol Street, Suite 500
                               Jackson, MS 39201
                        (Registrant's Mailing Address)

      Registrant's telephone number, including area code: (601) 914-8000

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, par value $0.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         On March 27, 2000 there were 97,798,181 shares of Class A Common Stock, 2,927,120 shares of Class B Common Stock, 1,380,448 shares of Class C Common Stock, 4,962,804 shares of Class D Common Stock and 6 shares of Voting Preference Common Stock outstanding. The aggregate market value of such shares held by non-affiliates on the reported closing price of $38.75 on the NASDAQ National Market on that date, was approximately $2,973,066,625.

                                    PART I

Item 1.  Business

         We are an AT&T Wireless affiliate with licenses to provide personal communications services, called PCS, to approximately 14.0 million people in contiguous markets in the south-central United States. We began to provide wireless services in eight of our major markets during 1999. In January 1999, we entered into our affiliation agreement with AT&T Wireless, our largest stockholder with 21.6% ownership of our company. We have also joined with two other AT&T Wireless affiliates to operate under a common regional brand name, SunCom. We provide our PCS services as a member of the AT&T Wireless Network, serving as the preferred roaming provider to AT&T Wireless' digital wireless customers in virtually all of our markets and co-branding our services with the AT&T and SunCom brands and logos, giving equal emphasis to each.

         AT&T Wireless operates the largest digital wireless network in North America. Its network consists of AT&T Wireless' existing digital and analog systems, PCS systems being constructed by four joint venture partners, including our company, and systems currently operated by third parties with which AT&T Wireless has roaming agreements. In the aggregate, these systems cover over 95% of the total population, called Pops, throughout the United States as of December 31, 1999.

         Our senior management team has substantial experience in the wireless communications industry, with a significant operating history in the south-central United States. We have commenced commercial PCS services in eight of our ten largest markets. We expect to be able to provide service to over 98% of the Pops in our license areas by the end of 2000. We define coverage to include an entire basic trading area if we have a significantly developed system in that basic trading area.

         The following table sets forth our ten largest markets and the date on which we have commenced or expect to commence commercial PCS service.

                                                                             Commercial
                           Market                                           Launch Date                   1998 Pops
--------------------------------------------------------------    ---------------------------------     --------------
Jackson and Vicksburg, MS.................................        September 1999                           719,500
Nashville and Clarksville, TN/Hopkinsville, KY............        November 1999                          1,936,500
Knoxville, TN.............................................        November 1999                          1,074,000
Chattanooga and Cleveland, TN/Dalton, GA..................        November 1999                            760,800
Huntsville, AL............................................        November 1999                            496,400
Montgomery, AL............................................        November 1999                            475,300
Louisville, KY............................................        December 1999                          1,448,400
Lexington, KY.............................................        December 1999                            893,400
Birmingham, AL............................................        Expected 2nd Quarter 2000              1,297,800
Mobile, AL................................................        Expected 2nd Quarter 2000                653,900
--------------------------------------------------------------

         Our affiliation with AT&T Wireless is an integral part of our strategy. AT&T Wireless contributed PCS licenses covering 9.1 million Pops to us in exchange for its ownership stake in our company. As an AT&T Wireless affiliate, we enjoy numerous important benefits, including the following:

o Use of AT&T Brand and Logo. We believe the AT&T brand is among the most recognized brands in the United States. We have the right to use the AT&T and SunCom brand names and logos in our markets, giving equal emphasis to each.

o Preferred Provider of PCS to AT&T Wireless Customers. As a member of the AT&T Wireless Network, we are the preferred provider of mobile wireless services to AT&T Wireless' digital wireless customers in virtually all of our markets. We believe our AT&T Wireless affiliation will continue to provide us with a consistent base of recurring roaming revenue.

o Coast-to-Coast Coverage. We are able to offer our customers immediate, coast-to-coast roaming on the AT&T Wireless Network. We believe that our ability to offer coast-to-coast coverage is a competitive advantage as customers increasingly choose national rate plans.

         We have also entered into an agreement with two other AT&T Wireless affiliates, Triton PCS, Inc. and TeleCorp PCS, Inc., to operate with those affiliates under a common regional brand name, SunCom, throughout an area covering approximately 43 million Pops primarily in the south-central and southeastern United States. Our license area is adjacent to and between the license areas of our SunCom partners.

Merger with TeleCorp PCS, Inc.

         On February 28, 2000, Tritel and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provides for the creation of a new entity to be called TeleCorp PCS, Inc. Tritel and TeleCorp will merge into subsidiaries of the new entity.

         Under the Merger Agreement, Tritel's Class A common stock will be converted into the right to receive 0.76 shares of the new entity's Class A common stock for each share of Tritel common stock. This exchange ratio is fixed regardless of future stock price movement.

         The Merger has been unanimously approved by the Tritel and TeleCorp boards of directors with three members of the TeleCorp board abstaining. Shareholders with an excess of 50% of the voting power of each company have entered into agreements to vote in favor of the Merger. The Merger is still subject to regulatory approval and other conditions.

         The new entity will continue to provide, as an AT&T Wireless affiliate, digital wireless service under the SunCom and AT&T brand names, giving equal emphasis to each. In terms of licensed Pops, the new entity will cover approximately 35 million Pops and will become one of the top ten wireless service providers in the U.S. The Merger creates a new contiguous service area that connects the middle of the country and plays a more strategic role for the AT&T Wireless Network. The new entity will have sixteen of the top 100 markets located in fourteen states and the Commonwealth of Puerto Rico. We expect the Merger to be completed in the last quarter of 2000.

The Tritel Network

         Our network offers advanced PCS services on a local and regional basis and through roaming agreements with AT&T Wireless and other carriers in many other markets throughout the United States. We intend to offer contiguous market coverage using our own network facilities, the regional markets covered by the SunCom brand alliance and the AT&T Wireless Network, all of which use a common technology platform, IS-136 Time Division Multiple Access, or TDMA. We believe that IS-136 TDMA provides our subscribers with excellent voice quality, fewer dropped calls than existing analog systems and coast-to-coast roaming over the AT&T Wireless Network. To maximize the commercial utility of IS-136 TDMA, we offer our customers tri-mode handsets, which can utilize IS-136 TDMA systems and analog as well as TDMA-based digital cellular systems throughout the nation. Several major wireless telecommunications service providers in North America have selected IS-136 TDMA for their digital PCS networks, including AT&T Wireless, SBC Communications, BellSouth, United States Cellular Corporation and Canada's Rogers Cantel Mobile Communications, Inc. BellSouth currently provides IS-136 TDMA service within many of our markets.

         Our Own Network Facilities. We expect to be able to provide service to over 98% of the Pops in our license areas by the end of 2000. We have commenced PCS service in eight major markets: Jackson, Mississippi; Nashville, Knoxville and Chattanooga, Tennessee; Huntsville and Montgomery, Alabama; and Louisville and Lexington, Kentucky; and expect to commence PCS service in Birmingham and Mobile, Alabama during the second quarter of 2000.

         We have designed our PCS network to offer efficient and extensive coverage within our markets. Our cell site acquisition strategy is to co-locate as many of our cell sites as possible on existing towers and other transmitting or receiving facilities. We believe this strategy has reduced and will continue to reduce our site acquisition costs and minimize delays due to zoning and other local regulations. We launch service only after comprehensive and reliable coverage can be maintained within a particular market.

         We expect that there will be areas within our markets that we will ultimately build out, but where we will not, at least initially, have coverage. In these areas of our markets, we benefit from AT&T Wireless' existing roaming arrangements with other carriers to provide service. We may seek direct roaming agreements with some local carriers providing compatible service. These agreements will also allow us to launch our service at a lower level of capital expenditures than would otherwise be required, without adversely impacting the service we will be able to offer our customers.

         The SunCom Brand Alliance. We have entered into an agreement with two other AT&T Wireless affiliates, Triton PCS and TeleCorp PCS, to create a common regional market brand, SunCom, and to provide for sharing certain development, research, advertising and support costs. The members of this regional brand alliance hold PCS licenses that cover approximately 43 million Pops primarily in the south-central and southeastern United States from New Orleans, Louisiana to Richmond, Virginia. Each of the SunCom companies owns one-third of Affiliate License Co., which owns the SunCom brand. We and the other SunCom companies license the SunCom name from Affiliate License Co. The SunCom alliance will continue in effect between Telecorp PCS, Inc. and Triton PCS, Inc. after the Merger.

         To ensure that all SunCom customers will receive the same high quality service throughout the SunCom region, all three SunCom affiliates:

o have agreed to build out their respective networks, adhering to the same AT&T Wireless quality standards,

o        have agreed to use tri-mode handsets with IS-136 TDMA technology, and

o        have entered into reciprocal roaming agreements.

         The AT&T Wireless Network. AT&T Wireless is one of the largest providers of wireless telecommunications services in the United States. The AT&T Wireless Network provides coast-to-coast coverage for wireless services.

         We are the preferred provider of mobile PCS services for the AT&T Wireless Network using equal emphasis co-branding with AT&T within our markets, except for 790,000 Pops in Kentucky. AT&T Wireless has granted us a license to co-brand with the AT&T logo and other service marks in our covered markets. We also have established roaming, purchasing, engineering and other arrangements with AT&T Wireless. These arrangements will provide our customers immediate, coast-to-coast roaming on the AT&T Wireless Network.

Strategic Alliance with AT&T

         Our strategic alliance with AT&T Wireless is part of AT&T's strategy to expand its IS-136 TDMA digital wireless coverage in the United States. AT&T's four affiliates, including us, will provide AT&T Wireless subscribers roaming in our markets with features and functionality typically offered by the AT&T Wireless Network. The relationship with AT&T Wireless is valuable to us because, among other reasons, the relationship enables us to market our service using what we believe to be one of the world's most respected and recognizable brands, AT&T, in equal emphasis with the SunCom regional brand name. We also expect to take advantage of the coast-to-coast coverage of the AT&T Wireless Network and the extensive national advertising of AT&T Wireless and AT&T.

         As part of our alliance with AT&T Wireless, AT&T Wireless contributed licenses for approximately 9.1 million of our 14.0 million total licensed Pops. In exchange for the AT&T contributed Pops and the other benefits provided for in the agreements governing the joint venture, AT&T Wireless received a 17.09% fully diluted common equity interest in us, consisting of preferred stock with a stated value of $137.1 million. AT&T Wireless increased its ownership to approximately 21.6% through the purchase of shares of our Series C Preferred Stock from another investor and maintained that percentage through the purchase of Class B Common Stock in the December 1999 private stock offering concurrent with our initial public offering.

         The AT&T Wireless licenses contributed to us provide for the right to use 20 MHz of authorized frequencies in the geographic areas covered by those licenses. In order to create these licenses, AT&T Wireless partitioned and disaggregated the original 30-MHz A- and B-Block PCS licenses it received in these markets. AT&T Wireless has retained 10 MHz of spectrum licenses in those markets it contributed and has the right to offer any non-competing services on that spectrum. We will maximize the following benefits of our AT&T affiliation to distinguish ourselves from other PCS providers in our markets:

                  Use of AT&T Brand and Logo. We believe the AT&T brand is among the most recognized brands in the United States. Management believes that branding has become increasingly important as the consumer base for wireless services has expanded. The AT&T brand affiliation will be the highest point of emphasis in marketing our services. Wherever possible, advertisements, handsets, product packaging, billing statements and in-store retail displays prominently display the AT&T logo in equal emphasis with the SunCom logo. We may not use the AT&T logo on the exterior of our retail stores.

                  Preferred Provider of PCS to AT&T Wireless Customers. As a member of the AT&T Wireless Network, we are the preferred provider of mobile wireless services to AT&T Wireless' digital wireless customers in our markets, except for 790,000 Pops in Kentucky. We will provide PCS services to customers located in our markets responding to AT&T's national advertising and to AT&T's national account customers located in our markets.

                  Coast-to-Coast Coverage. We expect to offer our customers immediate, coast-to-coast roaming on the AT&T Wireless Network. We believe many of the roaming arrangements negotiated by AT&T Wireless are at rates more favorable than we would be able to negotiate on our own.

                  AT&T Sales Efforts. AT&T currently employs a sales force for long distance and other AT&T services within our markets. We expect to piggyback on AT&T's sales efforts to provide PCS services to those AT&T customers in our markets seeking wireless services as part of their AT&T service package.

Marketing and Distribution

         Our overall marketing strategy emphasizes the AT&T brand name in equal emphasis with the SunCom brand name, the benefits of digital technology, the breadth of our coverage and our focus on customer service, all of which is provided at competitive prices. We employ a sales and marketing approach with highly definable measurable goals, which focuses primarily on the use of company stores to build our customer base.

         Company Stores. Our company-owned and operated retail stores are modeled after AT&T Wireless's retail stores, with the exception that we may not use the AT&T logo on the outside of our store fronts. Sales representatives in company stores receive in-depth training on the advantages of PCS and the AT&T Wireless and SunCom alliances. Management also believes that in-store customer education on PCS services and features will increase customer satisfaction and usage. The company stores are intended to be customer destinations in response to advertising and promotions, rather than impulse stops.

         Company stores are being designed to facilitate demonstration of the benefits of Tritel's PCS services and features. In addition, emphasis is placed on the coast-to-coast roaming and service features attributable to the IS-136 TDMA technology and the tri-mode handsets.

         We seek to locate company stores on heavy traffic arteries, in high visibility areas, and near high profile anchor retailers. Nearly all of the company stores are located in retail shopping centers and range in size from 1,200 to 2,000 square feet. We had opened 30 company stores as of December 31, 1999 and plan to open an additional 53 stores by the end of 2000.

         Direct Sales Force. We also use a dedicated sales force. Our sales representatives are assigned to specific regions within our markets and use our company stores as their bases of operations. Sales representatives receive training on the advantages of PCS and are provided with product and service research, proposal writing and competitor analysis information. Our sales force will seek to coordinate with AT&T to offer bundled telephony and related services. We currently have a direct sales force of 61 people and plan to have approximately 134 sales people by the end of 2000.

         Indirect Distribution Channels. To augment our direct distribution efforts, we use mass retailers in our markets, including Circuit City, Office Depot and Best Buy. Management believes that the AT&T brand recognition along with over-the-air activation capability will facilitate distribution through mass retailers. In the future, we may use other distribution techniques as well, including simplified retail sales processes and new, lower cost channels such as inbound telesales through a toll-free number, affinity marketing programs and internet sales.

Competition

         There are two established cellular providers in each of our markets. These providers have significant infrastructure in place, often at low historical cost, have been operational for many years, have substantial existing subscriber bases and have substantially greater capital resources than we do. In addition, in most of our markets, there are at least two or three other PCS providers currently offering commercial service or likely to begin offering service before we will. We also face competition from paging, dispatch and conventional mobile radio operations as well as SMR and ESMR, including those ESMR networks operated by Nextel and its affiliates in our markets. We are also competing with resellers of wireless services. Over the past several years, the FCC has auctioned, and will continue to auction large amounts of spectrum that could be used to compete with PCS services. We expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competition and the development of new technologies, products and services.

         We compete directly with up to five or more PCS and cellular providers in each of our markets. Principal existing PCS and cellular competitors in our markets are BellSouth, Powertel, GTE, Sprint PCS, Centurytel, PrimeCo and ALLTEL.

Industry Overview

         Wireless telecommunications products and services evolved from basic paging services to mass-market voice only analog cellular services and have now progressed to PCS, digital cellular and wireless data. Each new generation of wireless telecommunications products and services has generally been characterized by improved product quality, broader service offerings and enhanced features. Because PCS operators have selected different technologies and are targeting different market segments, no uniform definition of PCS exists. Rather, individual operators have implemented separate service strategies with a wide range of differentiation in service offerings and targeted markets.

         The provision of cellular telephone service began with providers utilizing the 800 MHz band of radio frequency in 1982 when the FCC began issuing two licenses per market throughout the United States. Since then, the demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices.

         In 1993, Congress directed the FCC to allocate additional radio spectrum for the provision of new wireless communications services. In response, the FCC allocated spectrum for a new class of service, known as personal communications services, called PCS. The FCC has described PCS as radio communications that encompass mobile and ancillary communication that provide services to individuals and businesses and can be integrated with a variety of competing networks. The FCC's stated objectives in auctioning bandwidth for PCS were to foster competition to existing carriers, increase availability of wireless services to a broader segment of the public, and bring innovative technology to the U.S. wireless industry. Since 1995, the FCC has been conducting auctions in which industry participants were awarded PCS licenses for designated areas throughout the United States, and we expect the FCC to continue to conduct periodic auctions for additional spectrum which could be used for competing PCS services.

         Industry Outlook. Wireless telecommunication technology developments are expected to evolve and continue to drive consumer growth as users demand more sophisticated services and products. Technological advancements, from longer battery life to improved voice quality, have begun to make wireless service increasingly comparable to wireline communications. Additionally, customers have begun to expect custom calling features that are similar to those available on a wireline network. Digital service, as opposed to analog service, permits wireless providers to offer these types of enhanced services to users.

         Existing and new wireless data technologies, coupled with the widespread use of the Internet, have caused wireless providers to focus on wireless data services offerings. These services predominantly have been used to date to carry corporate data applications. The introduction of new applications for corporate and eventually for consumer users, such as access to email, news, sports, weather summaries, travel services, financial information and services and comparison shopping applications, will drive the growth for wireless data network services. To this end, enabling technologies, such as Wireless Access Protocol, provide an environment that encourages developers to create innovative data services for wireless networks. In addition, applications, such as email, instant messages, banking, wireless portals and web services, are being developed and marketed.

         We believe that the initial success of PCS operators in the United States, and the corresponding acceleration of wireless penetration overall, supports the forecasted rapid growth of PCS services.

                             GOVERNMENT REGULATION

Overview

         As a recipient of licenses acquired through the C-Block auction and the F-Block auction, our ownership structure and operations are and will be subject to substantial FCC regulation.

FCC Authority

         The Communications Act of 1934, as amended, grants the FCC the authority to regulate the licensing and operation of all non-federal government radio-based services in the United States. The scope of the FCC's authority includes:

o        allocating radio frequencies, or spectrum, for specific services;

o establishing qualifications for applicants seeking authority to operate such services, including PCS applicants;

o approving initial licenses, modifications thereto, license renewals, and the transfer or assignment of such licenses;

o promulgating and enforcing rules and policies that govern the operation of spectrum licensees, including safe and efficient use of radio spectrum;

o regulating the technical operation of wireless services, interconnection responsibilities between and among PCS, other wireless services such as cellular, and landline carriers; and

o imposing monetary fines and license revocations for any substantial violations of those rules and regulations under its broad oversight authority.

         With respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and adjudicatory proceedings to determine and enforce rules and policies potentially affecting broadband PCS operations, and to periodically allocate additional spectrum.

General PCS Regulations

         In June 1994, the FCC allocated spectrum for broadband PCS services between the 1850-to 1990-MHz bands. Of the 120 MHz available for licensed PCS services, the FCC created six separate blocks of spectrum identified as the A-, B-, C-, D-, E- and F-Blocks. The A-, B- and C-Blocks are each allocated 30 MHz of spectrum and the D-, E- and F-Blocks are allocated 10 MHz each. For each block, the FCC adopted a 10-year PCS license term with an opportunity to renew. The FCC also allocated 20 MHz of spectrum within the PCS band for unlicensed use.

         The FCC adopted a rebuttable presumption that all PCS licensees are common carriers, subject to Title II of the Communications Act. Accordingly, each PCS licensee deemed to be a common carrier must provide services upon reasonable request and the rates, terms and conditions of service must not be unjust, nor may the licensee unreasonably discriminate among similarly situated customers.

Structure of PCS Block Allocations

         The FCC defines the geographic contours of the licenses within each PCS block based on the major trading areas and basic trading areas. The FCC awarded A- and B-Block licenses in 51 major trading areas. The C-, D-, E- and F-Block spectrum were allocated on the basis of 493 smaller basic trading areas.

         The auctioned A- and B-Block licenses were awarded in June 1995. Spectrum in the C- and F-Blocks is reserved for entrepreneurs. The FCC completed its initial auction for the C-Block on May 6, 1996 and relicensed 18 C-Block licenses on which initial auction winners defaulted in a re-auction that ended on July 16, 1996. The D-, E-, and F-Block licenses were auctioned simultaneously, with the auction closing on January 14, 1997. The FCC conducted a re-auction of the C-, D-, E- and F-Block spectrum, which closed on April 15, 1999. The FCC has scheduled another C-, D-, E- and F-Block re-auction, to commence on July 26, 2000. In addition, the FCC can be expected to conduct additional auctions for spectrum which could be used for competing PCS services.

         In December 1996, the FCC adopted rules permitting broadband PCS carriers to partition any service areas within their license areas and disaggregate any amount of spectrum within their spectrum blocks to entities that meet the eligibility requirements for the spectrum blocks. The purpose of the FCC's rule change was to permit existing PCS licensees and new PCS entrants to have greater flexibility to determine how much spectrum and geographic area they need or desire in order to provide PCS service. Thus, A-, B-, D- and E-Block licensees may sell or lease partitioned or disaggregated portions of their licenses at any time to entities that meet the minimum eligibility requirements of the Communications Act. C-and F- Block licensees may only sell or lease partitioned or disaggregated portions of their licenses to other qualified entrepreneurs during the first five years of their license terms, and such entities would take over partitioned service areas subject to separately established installment payment obligations. After five years, licenses are freely transferable, subject to unjust enrichment penalties. If transfer occurs during years six through ten of the initial license term to a company that does not qualify for auction preferences, such a sale would be subject to immediate payment of the outstanding balance of the government installment payment debt as a condition of transfer. A transfer to a company that qualifies for a lower level of auction preferences will be subject to partial repayment of bidding credits and installment payments as a condition of transfer. Additionally, such a sale may be subject to full repayment of the bidding credits.

The 1996 Act

         On February 8, 1996, the President signed the 1996 Act, which effected a sweeping overhaul of the Communications Act. In particular, the 1996 Act substantially amended Title II of the Communications Act, which governs telecommunications common carriers. The policy underlying this legislative reform was the opening of the telephone exchange service markets to full competition. The 1996 Act makes unlawful state and local barriers to competition which prohibit or have the effect of prohibiting entry by competitors, whether they are direct or indirect. It directs the FCC to initiate rulemaking proceedings on local competition matters and to preempt inconsistent state and local laws and regulations. The 1996 Act requires incumbent landline local exchange carriers to open their networks to competition through interconnection and access to unbundled network elements and prohibits state and local barriers to the provision of interstate and intrastate telecommunications services.

         Some specific provisions of the 1996 Act that are expected to affect wireless providers are summarized below. These provisions generally have proven helpful to wireless carriers. There can be no assurance, however, that these provisions or their implementation by federal or state regulators will not have a material adverse effect on us.

         Expanded Interconnection Obligations

         The 1996 Act establishes a general duty of all telecommunications carriers, including PCS licensees, to interconnect with other telecommunications carriers, directly or indirectly. The 1996 Act also contains a detailed list of requirements with respect to the interconnection obligations of local exchange carriers. These interconnection obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. The FCC has determined that all CMRS carriers are considered telecommunications carriers, but for now, CMRS providers such as us do not meet the 1996 Act's definition of a local exchange carrier.

         The 1996 Act establishes a framework for state commissions to mediate and arbitrate negotiations between incumbent local exchange carriers and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines and policy guidelines for state commission decision-making and federal preemption in the event a state commission fails to act.

         Review of Universal Service Requirements

         The 1996 Act contemplates that interstate telecommunications providers, including CMRS providers, will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemptions in certain circumstances. A decision adopted by the 1996 Act-mandated Federal-State Joint Board rejected arguments that CMRS providers should be exempted from universal service obligations and concluded that, to the extent such carriers provide interstate service, they must contribute to universal service support mechanisms. The Joint Board also found that states could require CMRS providers to contribute to state support mechanisms. The FCC now requires all CMRS carriers to contribute to a universal service fund.

         Prohibition Against Subsidized Telemessaging Services

         The 1996 Act prohibits incumbent local exchange carriers from subsidizing telemessaging services, including voice mail, voice storage/retrieval, live operator service, and related ancillary services from their telephone exchange service or exchange access and from discriminating in favor of their own telemessaging operations.

         Conditions on Regional Bell Operating Companies Provision of In-Region InterLATA Services

         The 1996 Act establishes conditions generally requiring that, before engaging in landline interexchange services in states in which they provide landline local service, referred to as in-region interLATA services, regional Bell Operating Companies and their affiliates must provide access and interconnection to one or more unaffiliated competing providers of telephone exchange service. Regional Bell Operating Companies and their affiliates may provide wireless services, including broadband PCS, in markets that cross LATA boundaries as an incidental interLATA service.

         Regional Bell Operating Companies Commercial Mobile Joint Marketing

         The regional Bell Operating Companies are permitted to market jointly and sell wireless services in conjunction with telephone exchange service, exchange access, intraLATA and interLATA telecommunications and information services.

         CMRS Facilities Siting

         The 1996 Act limits the rights of states and localities to regulate placement of CMRS facilities so as to prohibit or prohibit effectively the provision of wireless services or to discriminate among providers of such services. It also eliminates environmental effects from radiofrequency emissions, provided the wireless system complies with FCC rules, as a basis for states and localities to regulate the placement, construction or operation of wireless facilities.

         Equal Access

         The 1996 Act provides that wireless carriers are not required to provide equal access to common carriers for interexchange toll services. The FCC is authorized to require unblocked access to long distance providers of the user's choice subject to certain conditions.

         Deregulation

         The FCC is required to forebear from applying any statutory or regulatory provision that it determines is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forebear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

         The 1996 Act was explicit in its preemption of certain components of local regulation of CMRS carriers, including the authority to preclude antenna site construction due to concerns over radiofrequency emissions. Rather than directly challenge federal authority in this area, local governments have instituted moratoria on further construction while the health, safety and historic preservation aspects of this matter are studied further. Currently there are over 200 such moratoria in effect across the country. There are a number of bills pending in Congress, some of which would strengthen the federal government's preemption authority and some which would weaken federal authority. We can not predict how this issue will be resolved and the extent to which it may have a material impact on our ability to rapidly and efficiently construct our PCS network.

Relocation of Fixed Microwave Licensees

         In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees in the spectrum allocated for PCS use, the FCC has adopted (a) a transition plan to relocate fixed microwave operators that currently are operating in the PCS spectrum, and (b) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will help defray the costs of the relocation. PCS licensees will only be required to relocate fixed microwave incumbents if they cannot share the same spectrum. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate their fixed microwave to alternate spectrum locations.

         Relocation generally involves a PCS operator compensating an incumbent for costs associated with system modifications and new equipment required to move to alternate, readily available spectrum. The transition plan, as modified, allows most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical service operations, the voluntary negotiation period is three years. The FCC recently shortened the voluntary negotiation period to one year for commercial microwave operators, but retained the three year negotiation period for public safety licenses. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the existing microwave user is permitted to continue its operations until final FCC resolution of the matter.

         The FCC's cost-sharing plan allows PCS licensees that relocate fixed microwave links outside of their licensed spectrum to receive reimbursements from later-entrant PCS licensees that benefit from the clearing of their spectrum. Two non-profit clearinghouses currently administer the FCC's cost-sharing plan. Thus, we may be required in certain circumstances to defray the cost of earlier relocations by A-, B-, C-, D-, E- and F-Block licensees.

         Including cost sharing for relocations performed by other PCS licensees and cost sharing reimbursements by other PCS licenses paid to us, we expect to spend a total of approximately 17.0 million for microwave relocation, approximately $3.5 million of which was expended through December 31, 1999. We have completed microwave relocations for all 1999 launch cities and do not expect any delays to our scheduled service launches in 2000.

C-Block License Requirements

         Airwave Communications, one of our predecessor companies, was the winning bidder for six licenses in the original C-Block auction. The C-Block was designated as an entrepreneurs Block which means that each C-Block applicant must qualify as an entrepreneur in order to hold C-Block licenses and qualify as a small business in order to receive certain financing preferences. The FCC initially determined that Entrepreneurs that qualify as small businesses would be eligible to receive a C-Block Loan from the U.S. Government for 90% of the dollar amount of their net winning bids in the C-Block auction. For small businesses, the period during which C-Block licensees may make interest-only payments is six years, with payments of principal and interest amortized over the remaining four years of the license term. For licenses acquired in the first C-Block auction, the interest rate for outstanding principal is 7.0%. In the most recent C- and F-Block re-auction, the FCC did not use installment payments, but instead required all applicants to pay their net bid in cash prior to granting the licenses. In order to ensure continued compliance with the FCC rules, the FCC has announced its intention to conduct random audits during the initial ten-year PCS license terms.

         We have relied on representations of our investors to determine our compliance with the FCC's rules applicable to C-Block and F-Block licenses. There can be no assurance, however, that our investors or we will continue to satisfy these requirements during the terms of the PCS licenses granted to us or that we will be able to successfully implement divestiture or other mechanisms included in our Restated Certificate of Incorporation that are designed to ensure compliance with FCC rules. Any non-compliance with FCC rules could subject us to penalties, including a fine or revocation of our PCS licenses.

Entrepreneurs Requirements

         In order to hold a C-Block license, an entity and its affiliates must have had (a) less than $125 million in gross revenues in each of fiscal 1993 and 1994 and (b) less than $500 million in total assets at the time it filed its application to qualify for the C-Block auction on FCC Form 175. Airwave Communications filed its Form 175 on November 6, 1995. In calculating a licensee's gross revenues and total assets for purposes of the entrepreneurs requirements, the FCC includes the gross revenues and total assets of the licensee's affiliates, those persons or entities that hold attributable interests in the licensee, and the affiliates of such persons or entities. However, the gross revenues and total assets of certain affiliates are not attributable to the licensee if the licensee maintains an organizational structure that satisfies certain control group requirements defined below. For at least five years after winning a C-Block license, a licensee must continue to meet the entrepreneurs requirements in order to remain eligible for the bidding credits and installment financing it received in the FCC's designated entity program.

         Airwave Communications qualified to enter the C-Block auction. If the FCC were to determine that Airwave Communications did not satisfy the entrepreneurs requirements at the time it participated in the C-Block auction or that we fail to meet the ongoing entrepreneurs requirements, the FCC could revoke our PCS licenses, require us to restructure in order to come into compliance with the relevant regulation, fine us, accelerate our installment payment obligations, or take other enforcement actions, including imposing the unjust enrichment penalties. Although we believe we have met the entrepreneurs requirements, there can be no assurance that we will continue to meet such requirements or that, if we fail to continue to meet such requirements, the FCC will not take action against us.

Small Business Requirements

         An entity that meets the entrepreneurs requirements may also receive certain preferential financing terms if it meets certain other small business requirements. These preferential financing terms include a 25% bidding credit and the ability to make quarterly interest-only payments on its C-Block Loan for the first six years of the license term. To meet the small business requirements, a licensee must have had average annual gross revenues of not more than $40 million for the three calendar years preceding the date it filed its Form 175. In calculating a licensee's gross revenues for purposes of the small business requirements, the FCC includes the gross revenues of the licensee's affiliates, those persons or entities that hold attributable interests in the licensee, and the affiliates of such persons or entities.

         As a small business, Airwave Communications, our predecessor in interest, qualified for the 25% bidding credit and preferential financing. If the FCC were to determine that we no longer qualify as a small business, then we could be forced to repay the value of the bidding credit and preferential financing for which we were not qualified. Further, the FCC could revoke our PCS licenses, require us to restructure in order to come into compliance with the relevant regulation, accelerate our installment payment obligations, cause us to lose our bidding credits retroactively, fine us or take other enforcement actions, including imposing unjust enrichment penalties. Although we have been structured to meet the small business requirements, there can be no assurance that we will continue to meet such requirements or that, if we fail to continue to meet such requirements, the FCC will not take any of the aforementioned actions against us.

Control Group Requirements

         If a C-Block licensee maintains an organizational structure in which at least 25% of its total equity on a fully-diluted basis is held by a control group that meets certain requirements, the FCC excludes the assets and revenues of certain investors from being attributed to such total revenue and gross asset calculations. The control group requirements mandate that the control group, among other things, have and maintain both actual and legal control of the licensee. Under the control group requirements:

         o an established group of investors meeting certain financial qualifications must own at least 15% of the licensee entity's total equity interest on a fully-diluted basis and at least 50.1% of the voting power in the licensee entity;

         o additional control group members must hold, on a fully-diluted basis, the remaining 10% control group equity interest in the licensee entity; and,

         o nonqualifying (passive) investors may own up to 25% of the total equity on a fully diluted basis and may vote up to 25% of the voting interests.

         Additional control group members must be either:

         o        other qualifying investors in the control group;

         o        individual members of the licensee's management; or

         o non-controlling institutional investors, including most venture capital firms meeting FCC-specified criteria.

         A C-Block licensee must have met the control group requirements at the time it filed its Form 175 and must continue to meet the control group requirements for five years following the license grant date, subject to possible unjust enrichment obligations for ten years. Commencing the fourth year of the license term, the FCC rules (a) eliminate the requirement that additional control group members hold the 10% control group equity interest and (b) allow the qualifying investors to reduce the minimum required control group equity interest from 15% to 10%.

         In order to assure that we can continue to comply with the FCC's control group rules, our Restated Certificate of Incorporation provides that our outstanding shares of capital stock will always be subject to redemption by action of our Board of Directors if, in the judgment of the Board of Directors, such redemption is necessary to prevent the loss or secure the reinstatement of any license from the FCC held by us or any of our subsidiaries. Although we believe that we have taken sufficient steps to meet the control group requirements, there can be no assurance that we have met or will continue to meet the control group requirements, or that the failure to meet such requirements would not have a material adverse effect on us, including the possible revocation of our PCS licenses by the FCC.

Foreign Ownership Limitations

         The Communications Act provides that non-U.S. citizens, their representatives, foreign governments or corporations otherwise subject to domination and control by non-U.S. citizens may not own of record or vote (a) more than 20% of the capital contribution to a common carrier directly, or (b) more than 25% of the capital contribution to the parent corporation of a common carrier licensee, if the FCC determines such holdings are not within the public interest. Because the FCC classifies PCS as a common carrier offering, PCS licensees are subject to the foreign ownership limits.

         Congress recently eliminated restrictions on non-U.S. citizens serving as members on the board of directors and officers of a common carrier radio licensee or its parent. Under the World Trade Organization agreement, ratified by the United States and 69 other countries as of February 5, 1998, the United States has agreed to permit indirect foreign ownership of up to 100% of a licensed company; however direct ownership will continue to be limited to 20%. Entities wishing to exceed the 25% indirect ownership threshold will now be accorded a strong presumption that foreign investment by other World Trade Organization member countries would serve the public interest. The FCC will review applications to exceed the 25% benchmark on a streamlined processing schedule.

         Airwave Communications' license application, filed with the FCC after the completion of the C-Block auction, indicates that Airwave Communications is in compliance with the FCC's foreign ownership rules. However, if our foreign ownership were to exceed 25% in the future, the FCC could revoke our licenses, require us to restructure our ownership to come into compliance with the foreign ownership rules or impose other penalties. Further, our Restated Certificate of Incorporation enables us to redeem shares from holders of common stock whose acquisition of such shares results in a violation of such limitation. The restrictions on foreign ownership could adversely affect our ability to attract additional equity financing from entities that are, or are owned by, non-U.S. entities.

F-Block License Requirements

         The FCC has for the most part extended its C-Block eligibility requirements and auction rules to the F-Block, with the following exceptions. For the purposes of determining the entrepreneur's asset limit, F-Block applicants do not count the value of C-Block licenses, although they must count other CMRS licenses, including A-Block and B-Block PCS licenses. F-Block auction participants, as well as D- and E-Block participants, were required to pay 20% of their net winning bid, as opposed to only 10% required of C-Block bidders.

         Participants in the F-Block auction could qualify for either of two bidding credit levels: applicants with average gross revenues of not more than $40 million during the previous three years received a 15% bidding credit, while applicants with average gross revenues of not more than $15 million for the same period are referred to as very small businesses and received a 25% bidding credit. For small businesses and very small businesses, the period during which F-Block licensees may make interest-only payments is two years, as opposed to six years for C-Block small businesses, with payments of principal and interest amortized over the remaining eight years of the license term. The interest rate applicable to Digital PCS, one of our predecessor companies and the winning bidder for 32 licenses in the D-, E- and F-Block auction, for outstanding principal is 6.125%. Furthermore, F-Block licensees that fall behind in scheduled installment payments will incur a 5% late payment fee if payment is made up to 90 days after the due date, and an additional 10% late payment fee if payment is made 91-180 days after the due date (for a total of 15%). After 180 days, the FCC takes the position that the license automatically cancels. By qualifying as a very small business, Airwave Communications qualified for the 25% bidding credit and the most favorable installment payment plan offered by the FCC.

         The markets acquired by Digital PCS are comprised of 29 licenses in the F-Block, one license in the D-Block and two licenses in the E-Block. With respect to those licenses won in the F-Block auction, we believe that Digital PCS structured itself to satisfy the FCC's very small business requirements, and we intend to maintain diligently our qualification as a very small business.

         We have relied on representations of our investors to determine our compliance with the FCC's rules applicable to C-Block and F-Block licenses. There can be no assurance, however, that our investors or we will continue to satisfy these requirements during the terms of the PCS licenses granted to us or that we will be able to successfully implement divestiture or other mechanisms included in our Restated Certificate of Incorporation that are designed to ensure compliance with FCC rules. Any non-compliance with FCC rules could subject us to penalties, including a fine or revocation of our PCS licenses.

Transfer Restrictions

         Within the first five years of the grant of a C- or F-Block license, transfer of the license is permitted only to another entity eligible for the C- or F-Block, such as another small business or very small business. If transfer occurs during years six through ten of the initial license term to a company that does not qualify for the same level of auction preferences as the transferor, such a sale would be subject to full payment of bidding credits and immediate payment of the outstanding balance of the government installment payment debt as a condition of transfer, known as the FCC unjust enrichment penalties. In addition, if we wish to make any changes in ownership structure during the initial license term involving the de facto or de jure control of us, we must seek FCC approval and may be subject to the FCC unjust enrichment penalties indicated above.

Buildout Requirements

         The FCC has mandated that recipients of PCS licenses adhere to five-year and ten-year buildout requirements. Under both five- and ten-year buildout requirements, all 30-MHz PCS licensees, such as C-Block licensees, must construct facilities that offer coverage to at least one-third of the population in their service area within five years from the date of initial license grants. Service must be provided to two-thirds of the population within ten years. In the D-, E- and F-Blocks, 10 MHz PCS licenses and the 15 MHz Blocks resulting from the C-Block disaggregation option are required to reach one-quarter of the population within five years or make a showing of substantial service within five years. The FCC, however, has not defined the term "substantial service". If we fail to meet the FCC's construction benchmarks, the FCC takes the position that our license automatically cancels with respect to any unconstructed territory. Violations of these regulations could result in license revocations or forfeitures or fines or other sanctions, such as reductions in service areas.

Penalties for Payment Default

         In the event that we default on our obligations under the government financing, the FCC takes the position that any license in payment default for more than 180 days cancels automatically. The FCC may in such instances reclaim some or possibly all of our licenses, re-auction them, and subject us to additional penalties to compensate the government for any shortfall incurred as a result of the default and cover the cost of conducting a re-auction.

Other FCC Requirements

         The FCC imposes additional regulatory requirements on all Commercial Mobile Radio Service, or CMRS, operators, which include PCS and cellular systems, as well as some specialized mobile radio systems. Some of the current requirements include:

         Regulatory Parity. The FCC has adopted rules designed to create consistency in the manner in which it regulates similar types of mobile service providers. According to these rules, all CMRS providers that offer substantially similar services will be subject to similar regulation. A CMRS service is one in which the mobile radio service is provided for a profit, interconnected to the public switched telephone networks, and made available to the public. Under these rules, providers of SMR and ESMR services are subject to regulations similar to those governing cellular and PCS carriers if they offer an interconnected commercial mobile service.

         Commercial Mobile Radio Service Spectrum Ownership Limit. The FCC has limited the amount of broadband CMRS spectrum, including cellular, broadband PCS and SMR, in which an entity may hold an attributable interest in a given geographic area to 45 MHz (55 MHz in certain rural areas). For these purposes, only PCS and other CMRS licenses are attributed to an entity where its equity exceeds certain thresholds, the entity is, or has to the power to appoint an officer or director of a broadband PCS, cellular or SMR licensee, or certain other relationships exist which cause an interest to be attributable. Our ability to raise capital from entities with attributable broadband CMRS interests in certain geographic areas is likely to be limited by this restriction. See "Management's Discussion and Analysis--Pending License Acquisition".

         Resale. The FCC has adopted rules that prohibit broadband PCS, cellular and certain SMR and ESMR licensees from restricting the resale of their services. The FCC has determined that the availability of resale will increase competition at a faster pace by allowing new entrants to launch service quickly through the resale of their competitors' services while they are building out their own facilities. This prohibition is scheduled to expire in November 2002. However, the FCC has received petitions requesting the FCC to extend the five-year period.

         Roaming. The FCC requires such carriers to provide roaming service to subscribers of other CMRS carriers, through which roaming subscribers of other carriers may make calls after establishing a method of payment with a host carrier.

         Number Portability. The FCC has imposed number portability requirements on broadband PCS, cellular and certain SMR and ESMR providers. The Commission's number portability rules requires that such licensees provide their customers with the ability to change carriers while retaining phone numbers. By November 24, 2002, CMRS providers must be able to offer number portability without the impairment of quality, reliability or convenience when switching service providers, including the ability to support roaming throughout their networks. The FCC has solicited further comment on the appropriate cost-recovery methods regarding long-term number portability.

         E-911. The FCC requires cellular, PCS, and certain SMR and ESMR carriers to transmit all wireless 911 emergency calls to Public Safety Answering Points without any credit checks or validation. The FCC also requires that such carriers must be capable of transmitting 911 calls from individuals with speech or hearing disabilities through means such as text telephone devices. By October 2001, carriers must be able to provide the Public Safety Answering Point with the location of the mobile caller within a radius of 125 meters. The FCC proceeding implementing these requirements is ongoing and these requirements remain subject to further modification. On October 26, 1999, the Wireless Communications and Public Safety Act was signed into law by President Clinton. This new law seeks to enhance public safety by making 911 the universal emergency assistance number, promoting wireless communications, clarifying and enhancing the liability protections afforded to wireless carriers for both emergency and non-emergency service, and supporting the location of wireless consumers in distress.

         RF Emissions. In August 1996, as revised in August 1997, the FCC adopted new guidelines and methods for evaluating the effects of radiofrequency emissions from transmitters including PCS mobile telephones and base stations. The new guidelines, which are generally more stringent than previous requirements, were effective immediately for hand-held devices and became effective for other devices on October 15, 1998.

         Wiretap Act. Wireless providers are subject to the Communications Assistance for Law Enforcement Act also known as the Wiretap Act, which is under the purview of the Department of Justice. The Wiretap Act requires carriers to have a specific number of open ports available for law enforcement personnel with the appropriate legal authority to perform wiretaps on the carrier's network. Full implementation of the Wiretap Act's assistance capability requirements, however, is not required until June 30, 2000, because the FCC has found that there is a lack of equipment available to meet these requirements.

         Accessibility to Persons with Disabilities. Section 255 of the Communications Act of 1934 requires all carriers to ensure that service is accessible and usable by individuals with disabilities, if readily achievable. On September 29, 1999, the FCC adopted rules to implement Section 255, specifically affirming that all carriers are obligated to work toward meeting the telecommunications needs of consumers with disabilities. By March 1, 2001, all common carriers, including the Company, are required to provide speech-to speech relay services and interstate Spanish relay services for the hearing impaired. In determining whether a particular upgrade is "readily achievable", the FCC can be expected to examine the nature of the action needed, the costs of the action needed, the overall financial resources of the service provider, and the type of operations performed by the carrier. Accordingly, it is unclear at this time what impact, if any, these new regulatory requirements will have on the Company's operations.

         Calling Party Pays. The FCC is considering mechanisms to permit CMRS carriers to charge the party initiating the call (even if not the CMRS subscriber).

         Other Federal Regulations. Wireless networks are subject to certain Federal Aviation Administration, Environmental Protection Agency and FCC guidelines regarding the location, lighting and construction of transmitter towers and antennas. In addition, the FCC has authority to enforce certain provisions of the National Environmental Policy Act as they would apply to our facilities. We intend to use common carrier point-to-point microwave and traditional landline facilities to connect base station sites and to link them to their respective main switching offices. These microwave facilities have historically been separately licensed by the FCC on a first-come, first-served basis, although the FCC could decide to auction certain of such licenses, and are subject to specific service rules.

         Wireless providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid radiofrequency interference between adjacent networks. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters.

         State and Local Regulation. The scope of state regulatory authority covers such matters as implementing those parts of the Communications Act governing the terms and conditions of interconnection between local exchange carriers and wireless carriers, customer billing information and practices, billing disputes, other consumer protection matters, environmental, zoning, and historical preservation, certain facilities construction issues, the bundling of services and equipment, and requirements relating to making capacity available to third party carriers on a wholesale basis. In these areas, particularly the terms and conditions of interconnection between local exchange carriers and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

         We have been and intend to remain active participants in rulemaking and other administrative policy proceedings before the FCC and before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers.

Personnel

         At December 31, 1999, we had 628 employees, including 109 in technical operations, 335 in marketing and sales operations, 74 in customer operations, 21 in management information systems, 22 in human resources and 67 in corporate and financial. Most of our employees are located at the corporate and customer service operations locations in Jackson, Mississippi. Technical operations and sales operations personnel are located in each of the regional markets of Birmingham, Chattanooga, Huntsville, Jackson, Knoxville, Louisville, Lexington, Mobile, Montgomery and Nashville. We consider our relations with our employees to be good. None of our employees is represented by a union.

Operating Revenue

         For more information about our operating revenues and expenses please see the financial statements and notes thereto contained elsewhere in the report. All such information is incorporated herein by reference.

Item 2.  Properties

         We currently own no real property. We have entered into leases for an aggregate of 57,000 square feet of office space in Jackson, Mississippi for use as our principal executive offices. The leases have initial terms ranging from five years to ten years, with an option to renew for an additional five years. We have also entered into a lease for 48,900 square feet of office space in Jackson, Mississippi for use as a customer operations center. This lease has an initial term of five and one-half years, with an option to renew for an additional five years. Management expects that our current executive office and customer operations office facilities will be sufficient through at least 2001.

         We have entered into leases in Jackson, Birmingham, Mobile, Nashville, Knoxville, Louisville, Lexington and elsewhere for regional offices.

         We have leased mobile switching centers in Knoxville, Nashville, Birmingham, Louisville and Jackson. Each switching center has a common design with up to 13,000 square feet of space. The lease term for the switch centers is generally in the range of ten to fifteen years, with us having an option to extend the term for five or ten years. These five switch centers have sufficient square footage to house switches covering all of our markets and, accordingly, we do not expect to add switch centers in the future.

         Company retail stores will be located throughout our markets. These stores will generally cover 1,200 to 2,000 square feet of space and the leases will generally be for an initial five-year term, with one or more five-year renewal options. We opened 30 company stores in 1999 and plan to open an additional 53 stores in 2000 to service all markets being launched in 1999 and 2000.

         We expect to lease approximately 90% of our cell sites, either through existing sites or built-to-suit sites. The cell site lease term is generally for five years with one or more five-year renewal options. Maintenance of the site is typically included in the lease arrangement and performed by the lessor. Additionally, we have negotiated master lease agreements with other wireless providers and tower companies to lease space on their existing cell sites throughout our markets. We expect that our company will need to construct up to 114 greenfield cell sites for our planned network buildout through 2000.

Item 3.  Legal Proceedings

         We are a party to various legal proceedings, none of which, in the opinion of management, are material.

Item 4.  Submission of Matters to a Vote of Shareholders

         On December 9, 1999, the holders of 79,465,690 shares of Class A Common Stock and six shares of the Voting Preference Stock, by written consent in lieu of a special meeting:

         (i) approved an amendment to our Restated Certificate of Incorporation to (a) increase the total number of authorized shares to 1,019,100,009, (b) increase the term of each director to three years and divide the board into three classes (c) subject to certain restrictions, grant the existing directors the power to fill vacancies on the board, and, (d) subject to certain restrictions, to allow for the removal of directors only upon cause;

         (ii) approved the Amended and Restated Bylaws, dated December 9, 1999 to (a) eliminate the power of the stockholders to act by written consent in lieu of a meeting, (b) subject to certain restrictions, to eliminate the power to remove directors for any reason, and (c) to grant a majority of the directors the right to amend the bylaws subject to the powers of the shareholders;

         (iii) approved the adoption of the 1999 Stock Option Plan and authorized and approved for issuance thereunder 10,462,400 shares of Class A Common Stock; and

         (iv) approved the adoption of the 1999 Stock Option Plan for Non-Employee Directors and authorized and approved for issuance thereunder 100,000 shares of Class A Common Stock.

                                    PART II

Item 5.  Market for Registrant's Shares and Related Shareholder Matters

         Our common stock is currently traded on the Nasdaq National Market under the symbol "TTEL". As of March 2, 2000, there were approximately 9,128 holders of record of our common stock.

         Our common stock began trading on the Nasdaq National Market on December 14, 1999. For the period between December 14, 1999 and December 31, 1999, our highest price was $35.125 and our lowest was $25.

         We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sale of Securities

         On January 7, 1999, AT&T Wireless PCS, Inc. and TWR Cellular, Inc. contributed PCS licenses to Tritel and entered into agreements with Tritel for the use of the AT&T logo and other service marks, and for roaming arrangements. In exchange for the contributed assets, AT&T Wireless received 90,668 shares of Series A Convertible Preferred Stock and 46,374 shares of Series D Convertible Preferred Stock in Tritel with a stated value of $137,042,000.

         On January 7, 1999, Airwave Communications and Digital PCS transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for 18,262 shares of Series C Convertible Preferred Stock.

         On January 7, 1999, Tritel acquired all of the assets and liabilities of Central Alabama Partnership, LP 132 in exchange for 2,602 shares of Series C Convertible Preferred Stock in Tritel with a stated value of $2,602,000.

         On January 7, we completed a private offering of our Series C Convertible Preferred Stock pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, from which we received $163.4 million in gross proceeds. After deducting expenses, the net proceeds of the offering were $154.9 million. The proceeds of the offering were used for capital expenditures, including the buildout of our network, to cover financing fees and expenses, and as working capital.

         The Series C Convertible Preferred Stock issued on January 7, 1999 converted to an aggregate of 78,312,424 shares of our Class A and Class D Common Stock upon the closing of our initial public offering.

Registered Sale of Securities

         On December 13, 1999, in connection with our initial public offering, our Registration Statement on Form S-1 (File no. 333-91207) was declared effective by the Securities and Exchange Commission, pursuant to which 10,781,250 million shares of our Class A Common Stock were sold at a price of $18.00 per share, generating gross proceeds of $194.1 million. The managing underwriters were Goldman, Sachs & Co, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co, Inc., and Donaldson, Lufkin & Jenrette. After deducting approximately $13.6 million in underwriting discounts and commissions and approximately $1.8 million in other offering expenses payable by us, the net proceeds were approximately $178.7 million. In addition, on December 17, 1999, we completed a concurrent private offering to certain of our existing stockholders of 884,019 shares of our Class A Common Stock and 2,927,120 shares of our Class B Common Stock at a price of $16.74 per share, from which we received proceeds of $63.8 million. As of December 31, 1999, we will use the proceeds of the offering for general corporate purposes, including capital expenditures in connection with the construction of our PCS network, sales and marketing activities and working capital.

         The foregoing use of the proceeds does not represent a material change in the use of net proceeds described in the registration statement.

Item 6.  Selected Financial Data

                     Selected Consolidated Financial Data

         The following selected financial data for the periods indicated have been derived from the Consolidated Financial Statements of Tritel, Inc. which statements have been audited by KPMG LLP, independent certified public accountants, whose report thereon, other than operations for the period from inception through December 31, 1995 and for the year ended December 31, 1996 and balance sheets at December 31, 1995, 1996 and 1997, appears elsewhere in this Form 10-K. The selected financial data should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and notes thereto of Tritel included elsewhere in this Form 10-K.

                                     Period from
                                      Inception
                                     to December              Year Ended December 31,
                                         31,     ---------------------------------------------------
                                         1995        1996         1997        1998         1999
                                     ---------------------------------------------------------------
                                                         (dollars in thousands)
Statements of Operations:
Revenues                                  $  --        $  --       $  --        $  --      $6,759
                                     ----------     --------    --------     --------  ----------
Operating expenses:
  Costs of services and equipment            --           --          --           --       6,966
  Technical operations                       --            4         104        1,939      18,459
  Sales, general and administrative         121        1,486       3,151        5,399      43,319
  Stock-based compensation                   --           --          --           --     190,664
  Depreciation and amortization              --            2          20          348      12,839
                                     ----------     --------    --------     --------  ----------
  Total operating expense                   121        1,492       3,275        7,686     272,247
                                     ----------     --------    --------     --------  ----------
Operating loss                            (121)      (1,492)     (3,275)      (7,686)   (265,488)
Interest income                               1           31         121           77      16,791
Interest expense and financing cost          --           --          --        (722)    (27,200)
                                     ----------     --------    --------     --------  ----------
Loss before extraordinary item and
  income taxes                               --      (1,461)     (3,154)      (8,331)   (275,897)
                                          (120)

Income tax benefit                           --           --          --           --     28,443
                                     ----------     --------    --------     --------  ----------
Loss before extraordinary item            (120)      (1,461)     (3,154)      (8,331)   (247,454)
Extraordinary item--
  Loss on return of spectrum                 --           --          --      (2,414)          --
                                     ----------     --------    --------     --------  ----------
Net loss                                  (120)      (1,461)     (3,154)     (10,745)   (247,454)
Accrual of dividends on Series A
  redeemable preferred stock                 --           --          --           --     (8,918)
                                     ----------     --------    --------     --------  ----------
Net loss available to common             $(120)     $(1,461)    $(3,154)     (10,745)  $(256,372)
  shareholders                       ==========     ========    ========     ========  ==========

Basic and diluted net loss per                                                           $(33.25)
                                                                                      ==========
  common share
Weighted average common shares
  outstanding (1)                                                                     7,710, 649
                                                                                      ==========

(1) Per share information is not included for periods prior to 1999 because our predecessor companies were limited liability companies with different capital structures.

                                                              December 31,
                                     ---------------------------------------------------------------
                                         1995        1996         1997        1998         1999
                                     ---------------------------------------------------------------
                                                         (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents                  $400          $32      $1,763         $846   $ 609,269
Other current assets                      4,501        5,000         285          960      21,295
Property and equipment, net                  --           10          13       13,816     262,343
FCC licensing costs                          40       62,503      99,425   71,466 (1)     201,946
Intangible assets, net                        3          186       1,027        1,933      59,508
Other assets                                 --           --          --           --      42,001
                                     ----------     --------    --------     --------  ----------
Total assets                             $4,944      $67,731    $102,513      $89,021  $1,196,362
                                     ==========     ========    ========     ========  ==========
Total current liabilities                $3,425       $8,553      $8,425      $32,911    $114,247
Long-term debt                               --       53,504      77,200   51,599 (2)     557,716
Other non-current liabilities                --           --       8,126        6,494      37,367
Total Series A redeemable preferred          --           --          --           --      99,586
stock
Total stockholders' equity (deficit)      1,519        5,674       8,762      (1,983)     387,446
                                     ----------     --------    --------     --------  ----------
Total liabilities and stockholders'      $4,944      $67,731    $102,513      $89,021  $1,196,362
 equity                              ==========     ========    ========     ========  ==========

Other Financial Data:
=====================================

Ratio of earnings to fixed charges           --           --          --           --          --

         For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense and other financing costs on all indebtedness, including amortization of discount and deferred debt issuance costs. Earnings were insufficient to cover fixed charges by $140,000 for the period from inception, July 27, 1995, through December 31, 1995, $4.8 million, $10.4 million, $18.9 million and $271.1 million for the years ended December 31, 1996, 1997, 1998 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, which are included in this Form 10-K. See also "Information Regarding Forward Looking Statements and Market Data."

General

         We are an AT&T Wireless affiliate with licenses to provide PCS services to approximately 14.0 million people in contiguous markets in the south-central United States. We began providing wireless services in our Jackson, Mississippi market in September 1999 and in seven other major markets by year end. In January 1999, we entered into our affiliation agreement with AT&T Wireless, our largest equity shareholder with 21.6% ownership of our company. We have also joined with two other AT&T Wireless affiliates to operate under a common regional brand name, SunCom. We provide our PCS services as a member of the AT&T Wireless Network, serving as the preferred roaming provider to AT&T Wireless' digital customers in virtually all of our markets and co-branding our services with the AT&T and SunCom brands and logos, giving equal emphasis to each.

         AT&T Wireless operates the largest digital wireless network in North America. Its network consists of AT&T Wireless' existing digital and analog systems, PCS systems being constructed by four joint venture partners, including our company, and systems currently operated by third parties with which AT&T Wireless has roaming agreements. In the aggregate, these systems covered over 95% of the total Pops throughout the United States as of December 31, 1999.

         We have incurred significant expenditures in conjunction with our organization and financing, PCS license acquisitions, hiring key personnel and the design and construction of our PCS network facilities. We have commenced commercial PCS services in eight of our ten largest markets. We expect to have commenced commercial PCS service in all of our major population and business centers by the end of 2000. The timing of launch in individual markets will be determined by various factors, principally the success of our site acquisition program, zoning and microwave relocation activities, equipment delivery schedules and local market and competitive considerations. We provided service to over 50% of the Pops in our license area at the end of 1999 and expect to be providing service to over 98% by the end of 2000. Thereafter, we will evaluate further coverage expansion on a market-by-market basis.

         The extent to which we are able to generate operating revenues and earnings will be dependent on a number of business factors, including successfully deploying the PCS network and attaining profitable levels of market demand for our products and services.

Revenues

         We generate substantially all of our revenues from the following sources:

         Service. We sell wireless personal communications services. The various types of service revenue associated with personal communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with our prepaid subscribers and non-recurring activation and deactivation service charges.

         Equipment. We sell wireless PCS handsets and accessories that are used by our customers in connection with our wireless services.

         Roaming. We charge monthly, non-recurring, per minute fees to other wireless companies whose customers use our network facilities to place and receive wireless services.

         Industry statistics indicate that average revenue per unit, called ARPU, for the wireless communications business has declined substantially over the period 1993-1998. Although this decline has stabilized recently, management believes that some deterioration in ARPU will continue. Management believes that certain direct operating costs, including billing, interconnect, roaming and long distance charges will decline. However, our ability to improve our margins will depend primarily on our ability to manage our variable costs, including selling, general and administrative expense and costs per new subscriber.

         A particular focus of our strategy is to reduce subscriber churn. Industry data suggest that providers (including PCS providers) that have offered poor or spotty coverage, poor voice quality, unresponsive customer care or confusing billing suffer higher-than-average churn rates. Accordingly, we launch service in a new market only after we believe that comprehensive and reliable coverage and service can be maintained in that market. In addition, we have designed our billing system to provide simple and understandable options to our subscribers and to permit subscribers to select a flexible billing cycle.

         We also focus resources on a proactive subscriber retention program, strict credit policies and alternative methods of payment for credit-challenged customers. However, future PCS churn rates may be higher than historical rates due to the increase in number of competitors and expanded marketbase.

Cost of Services and Equipment

         Our cost of services and equipment has consisted of, and we expect, will continue to consist of, the following:

         Equipment. We purchase personal communications handsets and accessories from third party vendors to resell to our customers for use in connection with our services. The cost of handsets has been, and is expected to remain, higher than the resale price to the customer. This cost is recorded as a cost of services and equipment. We do not manufacture any of this equipment.

         Roaming Fees. We pay fees to other wireless communications companies based on airtime usage of our customers on other communications networks. It is expected that reciprocal roaming rates charged between our company and other carriers will decrease.

         Variable Interconnect. We pay monthly charges associated with the connection of our network with other carriers' networks. These fees are based on minutes of use by our customers. This is known as interconnection.

         Variable Long Distance. We pay monthly usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers' usage, applied at pre-negotiated rates with the other carriers.

         Clearinghouse Fees. We pay fees to an independent clearinghouse for processing our call data records and performing monthly intercarrier financial settlements for all charges that we pay to other wireless companies when our customers use their network, and that other wireless companies pay to us when their customers use our network. These fees are based on the number of transactions processed in a month.

Operating Expenses

         Our operating expenses have consisted of, and we expect will continue to consist of, the following costs:

         Technical Operations. Our technical operations expense includes engineering operations and support, cell site lease expenses, field technicians, network implementation support, and engineering management. This expense also includes monthly recurring charges directly associated with the maintenance of network facilities and equipment.

         General and Administrative. Our general and administrative expense includes customer service, billing, information technology, finance, accounting, human resources and legal services.

         Sales and Marketing. Our sales and marketing expense includes salaries and benefits, commissions, advertising and promotions, retail distribution, sales training, and direct and indirect support.

         Stock Based Compensation. We have issued a total of 12,362,380 shares of our Class A and Class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless. These shares are subject to vesting and are currently held in escrow. These shares are also subject to repurchase agreements, which are considered a "variable stock plan" under generally accepted accounting principles. Under the repurchase agreements, the management holders will pay $2.50 per share for these shares, payable by surrendering shares to us valued at their fair value. Based on the average closing price of our common stock for the last ten trading days of 1999, we recorded non-cash compensation expense of approximately $190.7 million in the fourth quarter of 1999 relating to the earned portion of the stock issued to management. Subsequent to year end, the Board of Directors approved a plan to modify these awards to remove the provision that requires management to surrender a portion of their shares consistent with the conditions of the merger agreement. The effective date of this modification if and when completed will become the measurement date upon which the value of the award will be fixed. Assuming our Class A common stock continues to have a fair value of approximately $28.50 per share on the measurement date, we would record additional non-cash compensation expense related to these shares for the period from 2000 to 2004 of approximately $131.0 million. Future stock price movement will result in charges that differ from this amount. Each dollar increase or decrease in the average closing price of our common stock for the last ten trading days of any quarter will result in an increase or decrease in the non-cash compensation expense related to these shares of approximately $12.4 million.

         Depreciation and Amortization. Property and equipment are depreciated using the straight-line method, generally over three to seven years, based upon the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the term of the lease. Network development costs are capitalized and are depreciated generally over seven years beginning as PCS service is commenced in each of our markets.

         PCS license costs are amortized over 40 years beginning as PCS service is commenced in each of our markets. The AT&T agreements, including the Network Membership License Agreement and the Intercarrier Roamer Service Agreement, are amortized over the lives of the agreements, 10 years and 20 years, respectively, beginning in January 1999.

         Interest Income (Expense). Interest income is earned primarily on our cash and cash equivalents and restricted cash. Interest expense through December 1999 consists of interest due on our senior credit facilities and debt owed to the U.S. government related to our licenses as well as discount accretion on the senior subordinated discount notes.

Results of Operations

         Revenues. Revenues for the year ended December 31, 1999 were $6.8 million. We launched commercial service in Jackson, Mississippi in September 1999 and launched commercial service in seven other major markets during the fourth quarter of 1999. We had not previously recognized any revenues. Revenues consist primarily of revenues derived from service to our customers, roaming services provided to customers of other carriers, and the sale of handsets and accessories.

         We ended 1999 with approximately 24,600 subscribers in eight major markets. Our ARPU including service and feature revenue as well as airtime and incollect roaming charges was $45 for the fourth quarter of 1999. We expect an increase in ARPU as we begin to target business customers, implement a national accounts program, focus on value added features and provide incentives to our sales force for selling higher priced rate plans.

         We anticipate strong growth in 2000 in revenue and subscribers as we continue to expand our operations in our licensed areas. We expect to launch substantially all of our remaining markets during 2000. We expect to begin offering SunCom service in two of our largest markets, Birmingham and Mobile, Alabama in the second quarter of 2000.

         We expect roaming revenues to increase during 2000 as we expand our coverage areas as well as complete our first full year of operations in the markets that became operational during 1999.

         Operating Expenses

         Cost of services and equipment was $7.0 million for the year ended December 31, 1999. Cost of equipment includes primarily the cost of equipment sold to customers, costs paid to other carriers for roaming services and wireline access and long-distance costs from customer use on our system. These costs are expected to increase in future periods as subscribers are added to the system and usage of our system increases.

         Technical operations expenses were $104,000, $1.9 million and $18.5 million for the years ended December 31, 1997, 1998, and 1999, respectively. These expenses include primarily the cost of engineering and operating staff devoted to the oversight of the design, implementation and monitoring of our network, cell site lease expense, charges incurred to connect our network to other carriers and construction site office expenses.

         We expect that the majority of our future technical operations expenses will consist of costs relating to operating the network, including the cost of interconnection to wireline and other wireless networks, cell site lease costs, network personnel and repair and maintenance. We expect these costs to increase in future periods as we expand our coverage areas, add additional subscribers and incur a full year of operational expenses.

         Our general and administrative expense includes customer service, billing, information technology, finance, accounting, human resources and legal services. General and administrative expenses increased from $3.1 million in 1997, to $4.9 million in 1998 and $22.9 million in 1999. The increase was due primarily to increased staffing in various departments, including information technology, billing, customer care, accounting, human resources and other administrative functions, incurred in preparation for commercial launch of our network in 1999, as well as costs related to our redefined employment agreement with Jerry M. Sullivan, Jr. totaling $5.8 million recorded in 1999.

         Effective September 1, 1999, we and Mr. Sullivan entered into an agreement to redefine Mr. Sullivan's relationship with us. Mr. Sullivan resigned as one of our officers and directors. Mr. Sullivan will retain the title Executive Vice President through December 15, 2001; however, under the agreement, he is not permitted to represent us nor will he perform any functions for us. As part of the agreement, Mr. Sullivan will also receive an annual salary of $225,000 and an annual bonus of $112,500 through December 31, 2002. Mr. Sullivan is fully vested in 1,800,000 shares of Class A common stock and has returned all other shares held by him, including his Voting Preference common stock, to us. Accordingly, we recorded $5.8 million in additional compensation expense for the year ended December 31, 1999. The $5.8 million was determined pursuant to the settlement of Mr. Sullivan's employment relationship with the Company and includes $4.5 million for the grant of additional stock rights, $225,000 annual salary and $112,500 annual bonus through December 31, 2002, and other related amounts.

         We expect general and administrative expenses to increase during 2000 as we continue to launch additional markets and provide customer support functions to a larger customer base.

         Our sales and marketing expense includes salaries and benefits, commissions, advertising and promotions, retail distribution, sales training, and direct and indirect support. Sales and marketing expenses increased from $28,000 in 1997 to $452,000 in 1998 and $20.4 million in 1999. The increase was associated with the salary and benefits for sales and marketing personnel, market deployment, including planning and leasing of sales offices and retail store locations and advertising costs related to 1999 market launches. We expect to incur significant selling and marketing costs during 2000 primarily related to sales commissions, ongoing advertising and promotions in our existing markets and promotional events and advertising incurred in connection with market launches.

         Depreciation and amortization expenses were $20,000 in 1997 compared to $348,000 in 1998 and $12.8 million in 1999. The 1999 expenses related primarily to the depreciation of network system equipment placed into service in 1999 and the amortization of our roaming and license agreements with AT&T Wireless, as well as depreciation of computer hardware, software, furniture, fixtures, and office equipment. Depreciation and amortization expenses are expected to increase during 2000 as we complete the construction of our network as well as recognize a full year of depreciation expense on our network assets placed in service during 1999.

Non-Operating Income and Expense

         Interest income was $121,000 in 1997, $77,000 in 1998 and $16.8 million in 1999. This significant increase in 1999 as compared to 1998 was a result of our investment of the cash received from equity investors of $163.4 million, advances under our bank facility of $300.0 million, proceeds from the sale of senior subordinated discount notes of approximately $200.2 million and proceeds from the sale of common stock in our initial public offering of approximately $242.5 million. Our short-term cash investments consist primarily of U.S. Government securities and highly rated commercial paper with a dollar-weighted average maturity of 90 days or less.

         Financing costs were $2.2 million for the year ended December 31, 1999. These costs were associated with the January 1999 conversion by Digital PCS of debt due to an investor to equity in Airwave Communications.

         Interest expense was $722,000 in 1998 and $25.0 million in 1999 and consisted of interest incurred related to borrowing under our bank credit facility and the FCC debt and discount accretion on the senior subordinated discount notes issued in May 1999. Interest expense is net of the amount capitalized for the purpose of completing the network buildout.

         For the year ended December 31, 1999, we recorded a deferred income tax benefit of $28.4 million. The valuation allowance for the gross deferred tax asset at December 31, 1999 was $1.0 million. No valuation allowance was considered necessary for the remaining gross deferred tax asset, principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T transaction on January 7, 1999. Prior to this date, the Predecessor Company was a limited liability corporation and was not subject to income taxes.

         During June 1998, we took advantage of a reconsideration order by the FCC allowing companies holding C-Block PCS licenses several options to restructure their license holdings and associated obligations. We elected the disaggregation option and returned one-half of the broadcast spectrum originally acquired for each of the C-Block license areas. As a result, we reduced the carrying amount of the related licenses by one-half, or $35.4 million, and reduced the discounted debt and accrued interest due to the FCC by $33.0 million. As a result of the disaggregation election, we recognized an extraordinary loss in 1998 of approximately $2.4 million.

Liquidity and Capital Resources

         The buildout of our network and the marketing and distribution of our products and services will require substantial capital. We currently estimate that our capital requirements for the period from inception through the end of 2001, assuming substantial completion of our network buildout, will total approximately $1.4 billion. We estimate those capital requirements will be met as follows:

         Bank facility                                               $ 550.0
         Senior subordinated discount notes                            200.2
         Government financing                                           47.5
         Net proceeds from public offering of stock                    242.5
         Cash equity                                                   163.4
         Non-cash equity                                               157.9
                                                                       -----
              Total estimated capital requirements                  $1,361.5
                                                                    ========


         On January 7, 1999, we entered into a loan agreement that provides for a senior bank facility with a group of lenders for an aggregate amount of $550 million of senior secured credit. The bank facility provides for:

o        a $250 million reducing revolving credit facility maturing on June
         30, 2007,

o        a $100 million term credit facility maturing on June 30, 2007, and

o        a $200 million term credit facility maturing on December 31, 2007.

         Up to $10 million of the facility may be used for letters of credit. We estimate that the $550 million bank facility will be drawn through the end of 2001 for capital requirements. The terms of the bank facility will permit us, subject to certain terms and conditions, including compliance with certain leverage ratios and satisfaction of buildout and subscriber milestones, to draw up to $550 million to finance working capital requirements, capital expenditures or other corporate purposes. As of December 31, 1999, we could have borrowed up to a total of approximately $550 million pursuant to the terms of the bank facility. See "Description of Certain Indebtedness--Bank Facility".

         On May 11, 1999, we issued senior subordinated discount notes with a principal amount at maturity of $372.0 million. These notes were issued at a substantial discount from their principal amount at maturity for proceeds of $200.2 million. No interest will be paid on the notes prior to May 15, 2004. We will recognize interest expense for discount accretion during this period. Thereafter, the notes will bear interest at the stated rate. The notes mature on May 15, 2009.

         Our predecessor companies received preferential financing from the U.S. Government for the C and F-Block licenses, which they contributed to us in exchange for Series C Preferred Stock. As a result, we are obligated to pay $47.5 million to the U.S. Government under the terms of preferential financing terms. The debt relating to the C-Block licenses requires interest only payments for the first six years of the term and then principal and interest payments in years seven through ten. The debt relating to the F-Block licenses requires interest only payments for the first two years of the term and then principal and interest payments in years three through ten.

         In connection with the consummation of our affiliation with AT&T Wireless, we received equity from institutional investors in the aggregate amount of $149.2 million in return for the issuance of Series C Preferred Stock. Additionally, on January 7, 1999, in exchange for the issuance of Series C Preferred Stock we received $14.2 million of cash from Airwave Communications and Digital PCS.

         Non-cash equity consists of:

o Series A Preferred Stock and Series D Preferred Stock valued at $137.1 million issued to AT&T Wireless on January 7, 1999 in exchange for the licenses it contributed and for entering into exclusivity, license and roaming agreements,

o Series C Preferred Stock valued at $18.3 million issued to Airwave Communications and Digital PCS on January 7, 1999 in exchange for the net assets it contributed, and

o Series C Preferred Stock valued at $2.6 million issued to Central Alabama Partnership on January 7, 1999 in exchange for the net assets it contributed.

         In connection with the December 1999 initial public offering, the Series C Preferred Stock converted to Class A and Class D common stock.

         As stated previously, we currently estimate that our capital requirements, including capital expenditures, the cost of acquiring licenses, working capital, debt service requirements and anticipated operating losses, for the period from inception through the end of 2001, assuming substantial completion of our network buildout will total approximately $1.4 billion. We estimate those capital requirements will be applied as follows:

         Acquisition of PCS licenses and exclusivity, license and
           roaming agreements                                        $192.9
         Capital expenditures                                         706.6
         Cash interest and fees                                       147.6
         Working capital                                              314.4
                                                                      -----
              Total estimated use of capital                       $1,361.5
                                                                   ========

         We have funded $192.9 million in capital for the acquisition of the PCS licenses and the agreements with AT&T Wireless relating to exclusivity, license and roaming. This amount includes the acquisition of PCS licenses from AT&T Wireless, Central Alabama Partnership, Airwave Communications and Digital PCS. The cash portion of this capital requirement of $14.7 million was paid by Airwave Communications and Digital PCS primarily as a downpayment on the purchase of the C- and F-Block licenses.

         Management estimates that capital expenditures associated with the buildout will total approximately $706.6 million from inception through the end of 2001, including a commitment to purchase a minimum of $300 million in equipment and services from Ericsson. Costs associated with the network buildout include switches, base stations, towers and antennae, radiofrequency engineering, cell site acquisition and construction, and microwave relocation. The actual funds required to build out our network may vary materially from these estimates, and additional funds could be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks. We have incurred approximately $260.3 million in capital expenditures through December 31, 1999.

         We estimate that cash interest and fees through 2001 will total approximately $147.6 million, including debt issuance costs related to the bank credit facility and the senior subordinated discount notes. This amount represents interest and fees on the senior bank facility and interest on the preferential financing from the U.S. Government for the C and F-Block licenses. Cash interest will not be paid on the senior subordinated discount notes until 2004. We incurred approximately $28.0 million in cash interest and fees during the year ended December 31, 1999.

         We estimate that working capital requirements during the period from inception through 2001 will total $314.4 million. This amount represents the costs related to initiating, marketing, operating and managing our PCS network.

         We believe that the proceeds from the initial public offering completed in December 1999, together with the proceeds from our sale of senior subordinated discount notes, the financing made available to us by the FCC, borrowings under our bank credit facility and the equity investments we have received, will provide us with sufficient funds to build out our existing network as planned and fund operating losses until we complete our planned network buildout and generate positive cash flow.

         Our ability to meet our capital requirements without additional financing is subject to our ability to construct our network and obtain customers in accordance with our plans and assumptions and a number of other risks and uncertainties. The development of our network may not be completed as projected and we may not be able to generate positive cash flow. If any of our projections are incorrect, we may not be able to meet our projected capital requirements.

         On February 28, 2000, the Company announced an agreement to merge with Telecorp PCS, Inc., headquartered in Arlington, Virginia. This merger is expected to take place during the last quarter of 2000 and is a tax-free exchange of stock. The Company does not expect the merger to have any material effect on its current plans related to network buildout.

         Digital PCS holds licenses covering 2.0 million Pops in Florida and southern Georgia. These markets include the cities of Pensacola, Tallahassee and Panama City, Florida. As part of our formation, we received from Digital PCS an option to purchase these licenses for approximately 1.2 million shares of our Class A common stock (reflecting the conversion of Series C Preferred Stock and the stock split of our Class A common stock in December 1999) and our assumption of approximately $12.0 million of FCC debt. In May 1999, we exercised this option, and the licenses will be transferred to us after FCC approval.

         As part of our arrangements with AT&T Wireless, we have committed to sell, to an entity in which AT&T Wireless has a non-attributable interest, these licenses for the assumption of all outstanding FCC debt on the licenses and cash in the amount equal to 110% of the sum of (i) the amount payable to the FCC in respect of the licenses minus the amount of FCC debt assumed, plus
(ii) the aggregate amount of interest paid on the FCC debt by us and Digital
PCS.

Merger with TeleCorp PCS, Inc.

         On February 28, 2000, Tritel and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provides for the creation of a new entity to be called TeleCorp PCS, Inc. Tritel and TeleCorp will merge into subsidiaries of the new entity.

         Under the Merger Agreement, Tritel's Class A common stock will be converted into the right to receive 0.76 shares of the new entity's Class A common stock per share of Tritel Inc.'s common stock. This exchange ratio is fixed regardless of future stock price movement.

         The Merger has been unanimously approved by the Tritel and TeleCorp boards of directors, with three members of the TeleCorp board abstaining. Shareholders with an excess of 50% of the voting power of each company have entered into agreements to vote in favor of the Merger. The Merger is still subject to regulatory approval and other conditions.

         The new entity will continue to provide, as an AT&T Wireless affiliate, digital wireless service under the SunCom and AT&T brand names, giving equal emphasis to each. In terms of licensed Pops, the new entity will cover approximately 35 million Pops and will become one of the top ten wireless service providers in the U.S. The Merger creates a new contiguous service area that connects the middle of the country and plays a more strategic role for the AT&T Wireless Network. The new entity will have sixteen of the top 100 markets located in fourteen states and the Commonwealth of Puerto Rico. It is expected that the Merger will be completed in the last quarter of 2000.

Pending License Acquisition

         On March 23, 1999, the FCC commenced a re-auction of the C-, D-, E-and F-Block licenses that had been returned to the FCC under an FCC restructuring order or that had been forfeited for noncompliance with FCC rules or for default under the related FCC financing. Before the re-auction, we loaned $7.5 million to ABC Wireless, an entity formed to participate in the C-Block re-auction as a "very small business" under applicable FCC rules, to partially fund its participation in the re-auction.

         In the re-auction, ABC Wireless was successful in bidding for an additional 15 to 30 MHz of spectrum covering a total of 5.7 million Pops, all of which are already covered by our existing licenses. Nashville and Chattanooga are the largest cities covered by the additional licenses. The total bid price for these additional licenses was $7.8 million. We have increased our loan to ABC Wireless to $7.8 million. Our purchase of licenses from ABC Wireless would be subject to, among other things, the consent of AT&T Wireless.

         As a result of the re-auction and our contractual rights to purchase from ABC Wireless PCS licenses, we could hold an attributable interest in Commercial Mobile Radio Service, or CMRS, spectrum in excess of 45 MHz in several cities in our markets. Current FCC rules limit PCS licensees and certain PCS investors in PCS licensees from having an attributable interest in more than 45 MHz of CMRS spectrum (or 55 MHz where there is an overlap between a PCS service area and rural cellular service area) in any given geographic area. In order to exceed the 45 MHz spectrum limit, we and certain investors, including AT&T, would have to obtain the consent of the FCC. There is no assurance that the FCC will give its consent and seeking such consent could delay the processing of the required applications to assign the licenses from ABC Wireless to us. We believe the FCC will approve the disaggregation of spectrum from the ABC Wireless licenses and transfer to us portions of the licenses so we will be in compliance with the CMRS spectrum cap rules.

Year 2000

         Many currently installed computer systems and software applications are encoded to accept only two digit entries in the year entry of the date code field. Beginning in the year 2000, these codes will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. We implemented a Year 2000 program to ensure that our computer systems and applications would function properly after 1999. We believe that we allocated adequate resources for this purpose and successfully completed our Year 2000 compliance program on a timely basis. We did not incur material expenses or meaningful delays as a result of the Year 2000 date change. To date, we have experienced no material adverse effects related to the Year 2000 computer issue.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. We are closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS 133, we will be required to adopt FAS 133 on January 1, 2001. Presently, we have not yet quantified the impact that the adoption will have on our consolidated financial statements.

Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to market risk from changes in interest rates that could impact results of operations. We manage interest rates through a combination of fixed and variable rate debt. We have entered into interest rate swap agreements as a risk management tool, not for speculative purposes. See Note 9 of Notes to Consolidated Financial Statements.

         At December 31, 1999 we had $300 million of Term A and Term B Notes under our bank facility, which carried a rate of 10.62%; $372 million of the original 12.75% senior subordinated discount notes, due 2009; $38.0 million of 7%, discounted to yield 10%, debt to the FCC, due in quarterly installments from 2003 to 2006; and $9.5 million of 6 1/8%, discounted to yield 10%, debt to the FCC, due in quarterly installments from 2000 to 2008.

         Our senior subordinated discount notes and FCC debt are fixed interest rate and as a result we are less sensitive to market rate fluctuations. However, our Term A and Term B Notes outstanding and other amounts available to us under our bank facility agreement are variable interest rate. Beginning in May 1999, we entered into interest rate swap agreements with notional amounts totaling $200 million to manage our interest rate risk under the bank facility. The swap agreements establish a fixed effective rate of 9.05% on $200.0 million of the current balance outstanding under the bank facility through the earlier of March 31, 2002 or the date on which we achieve operating cash flow breakeven. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements.

         The following table provides information about our market risk exposure associated with changing interest rates on our fixed rate debt at maturity value of the debt (dollars in millions):

                                                         EXPECTED MATURITY
                                 -------------------------------------------------------------------
                                   1999     2000     2001    2002    2003     Thereafter    Total
                                   ----     ----     ----    ----    ----     ----------    -----
Face value of long-term fixed       --      $0.9     $1.0    $1.1    $9.7       $406.8     $419.5
rate debt
Average interest rate               --      6.1%     6.1%    6.1%    6.9%       12.2%        --

         Collectively, our fixed rate debt has a carrying value of $258.6 million at December 31, 1999. The carrying amount of fixed rate debt is believed to approximate fair value because a portion of such debt was discounted to reflect a market interest rate at inception and the remaining portion of fixed rate debt was issued in May 1999 and therefore approximates fair value due to its recent issuance.

         We are also exposed to the impact of interest rate changes on our short-term cash investments, consisting primarily of U.S. government securities and highly rated commercial paper with a dollar weighted average maturity of 90 days or less. As with all investments, these short-term investments carry a degree of interest rate risk.

         We are not exposed to fluctuations in currency exchange rates since our operations are entirely within the United States.

Forward Looking Statements; Cautionary Statements

         Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute "forward-looking statements." Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in our Registration Statement on Form S-1 (Reg. No. 333-91207) and from time to time in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the FCC determines we are not a very small business or if we do not meet the FCC's minimum construction requirements, (14) the technologies that we use may become obsolete, which would limit our ability to compete effectively, and (15) we may incur operating costs due to fraud. In addition, new factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We specifically decline any obligation to publicly release the result of any revisions that may be made to forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

Item 8.        Financial Statements and Supplementary Data

         Our financial statements, including our consolidated balance sheets as of December 31, 1998 and 1999 and consolidated statements of operations, consolidated statements of cash flows and consolidated statements of changes in members' and stockholders' equity for the years ended December 31, 1997, 1998 and 1999, together the report of KPMG LLP, dated February 18, 2000, except with respect to Note 21 which is as of February 28, 2000, and the Notes thereto are attached to this report as pages F-1 - F-32.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information relating to directors and director nominees and executive officers of the Registrant will be provided in the Proxy Statement of the Registrant for the Company's 2000 Annual Meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1999, and is incorporated herein by this reference.

Item 11.  Executive Compensation

         Information relating to executive compensation of the Registrant will be provided in the Proxy Statement of the Registrant for the Company's 2000 Annual Meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1999, and is incorporated herein by this reference.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

         Information relating to security ownership of certain beneficial owners and management of the Registrant will be provided in the Proxy Statement of the Registrant for the Company's 2000 Annual Meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1999, and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         Information relating to certain relationships and related transactions of the Registrant is will be provided in the Proxy Statement of the Registrant for the Company's 2000 Annual Meeting of shareholders, which definitive proxy statement will be filed pursuant to Regulation 14A not later than 120 days following the Company's fiscal year ended December 31, 1999, and is incorporated herein by this reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
Number          Exhibit Description

2.1             Agreement and Plan of Reorganization and Contribution, between Tritel, Inc., TeleCorp PCS, Inc. and
                AT&T Wireless Services, Inc., dated February 28, 2000.
3.1+            Restated Certificate of Incorporation of Tritel, Inc., dated January 4, 1999.
3.2++           Certificate of Amendment to Restated Certificate of Incorporation, dated December 9, 1999.
3.2+            Amended and Restated Bylaws of Tritel, Inc., dated December 9, 1999.
10.1.1+         Stockholders' Agreement by and among AT&T Wireless PCS Inc., Cash Equity Investors, Management
                Stockholders, and Tritel, Inc. dated January 7, 1999.
10.1.2+         First Amendment to Stockholders' Agreement, dated August 27, 1999.
10.1.3+         Second Amendment to Stockholders' Agreement, dated as of September 1, 1999.
10.1.4++        Third Amendment to Stockholders' Agreement, dated November 18, 1999.
10.1.5++        Fourth Amendment to Stockholders' Agreement, dated December 10, 1999.
10.2+           Investors Stockholders' Agreement by and among Tritel, Inc., Washington National Insurance Company,
                United Presidential Life Insurance Company, Dresdner Kleinwort Benson Private Equity Partners LP,
                Toronto Dominion Investments, Inc., Entergy Wireless Corporation, General Electric Capital
                Corporation, Triune PCS, LLC, FCA Venture Partners II, L.P., Clayton Associates LLC, Trillium PCS,
                LLC, Airwave Communications, LLC, Digital PCS, LLC, and The Stockholders Named Herein dated January
                7, 1999.
10.3+           AT&T Wireless Services Network Membership License Agreement between AT&T Corp. and Tritel, Inc.
                dated January 7, 1999.
10.4+           Intercarrier Roamer Service Agreement between AT&T Wireless Services, Inc. and Tritel, Inc. dated
                January 7, 1999.
10.5+           Amended and Restated Agreement between Telecorp Communications, Inc., Triton PCS, Inc., Tritel
                Communications, Inc. and Affiliate License Co., L.L.C. dated April 16, 1999.
10.6+           Form of Employment Agreement.
10.7++          Tritel, Inc. Amended and Restated 1999 Stock Option Plan, effective January 7, 1999.
10.8+           Form of Restricted Stock Agreements pursuant to the Tritel, Inc. Amended and Restated 1999 Stock
                Option Plan.
10.9++          Tritel, Inc. Amended and Restated 1999 Stock Option Plan for Nonemployee Directors, effective
                January 7, 1999.
10.10+          Amended and Restated Loan Agreement among Tritel Holding Corp., Tritel, Inc., The Financial
                Institutions Signatory Hereto, and Toronto Dominion (Texas), Inc. dated March 31, 1999.
10.11+          First Amendment to Amended and Restated Loan Agreement among Tritel Holding Corp., Tritel, Inc., The
                Financial Institutions Signatory Thereto, and Toronto Dominion (Texas), Inc. dated April 21, 1999.
10.12+          Master Lease Agreement between Tritel Communications, Inc. and Crown Communication Inc. dated
                October 30, 1998.
10.13+          Master Lease Agreement between Signal One, LLC and Tritel Communications, Inc. dated December 31,
                1998.
10.14.1+        Management Agreement between Tritel Management, LLC and Tritel, Inc. dated January 1, 1999.
10.14.2+        First Amendment to Management Agreement, dated as of September 1, 1999.
10.15+          Master Antenna Site Lease No. D41 between Pinnacle Towers Inc. and Tritel Communications, Inc. dated
                October 23, 1998.
10.16+          Installment Payment Plan Note made by Mercury PCS, LLC in favor of the Federal Communications
                Commission in the amount of $42,525,211.95, dated October 9, 1996.
10.17+          First Modification of Installment Payment Plan Note for Broadband PCS F Block by and between Mercury
                PCS II, L.L.C. and the Federal Communications Commission, dated July 2, 1998, effective as of July
                31, 1998.
10.18+          Services Agreement by and between Tritel Communications, Inc. and Wireless Facilities, Inc., dated
                July 1, 1999.
10.19+          Letter Agreement by and between Tritel Communications, Inc. and H.S.I. GeoTrans Wireless, dated July
                2, 1998, referring to a service agreement covering certain Site Acquisition Services applicable to certain FCC licenses owned or to be acquired by Tritel.
10.20.1+        Services Agreement by and between Tritel Communications, Inc. and Galaxy Personal Communications
                Services, Inc., which is a wholly-owned subsidiary of World Access, Inc., dated as of June 1, 1998.
10.20.2+        Addendum to June 1, 1998 Services Agreement, dated as of March 23, 1999.
10.21+          Services Agreement by and between Tritel Communications, Inc. and Galaxy Personal Communications
                Services, Inc., which is a wholly-owned subsidiary of World Access, Inc., dated as of August 27,
                1998.
10.22+          Agreement by and between BellSouth Telecommunications, Inc. and Tritel Communications, Inc.,
                effective as of March 16, 1999.
10.23+          Agreement for Project and Construction Management Services between Tritel Communications, Inc. and
                Tritel Finance, Inc. and Bechtel Corporation, dated November 24, 1998.
10.24+          Services Agreement by and between Tritel Communications, Inc. and SpectraSite Communications, Inc.,
                dated as of July 28, 1998.
10.25+          Acquisition Agreement Ericsson CMS 8800 Cellular Mobile Telephone System by and between Tritel
                Finance, Inc. and Tritel Communications, Inc. and Ericsson Inc., made and effective as of December
                30, 1998.
10.26+          Securities Purchase Agreement by and among AT&T Wireless PCS Inc., TWR Cellular, Inc., Cash Equity
                Investors, Mercury PCS, LLC, Mercury PCS II, LLC, Management Stockholders and Tritel, Inc., dated as of May 20, 1998.
10.27+          Closing Agreement by and among AT&T Wireless PCS, Inc., TWR Cellular, Inc., Cash Equity Investors,
                Airwave Communications, LLC, Digital PCS, LLC, Management Stockholders, Mercury Investor Indemnitors
                and Tritel, Inc., dated as of January 7, 1999.
10.28+          Master Build To Suit And Lease Agreement between Tritel Communications, Inc., a Delaware corporation and American Tower, L.P., a Delaware limited partnership.
10.29+          Master Build To Suit And Lease Agreement between Tritel Communications, Inc. and SpectraSite
                Communications, Inc.
10.30+          Master Build To Suit Services And License Agreement between Tritel Communications, Inc. and Crown
                Communication Inc.
10.31+          Master Build To Suit And Lease Agreement by and between Tritel Communications, Inc. and SBA Towers,
                Inc.
10.32+          Master Site Agreement between Tritel Communications, Inc. and BellSouth Mobility Inc., dated July 2,
                1999.
10.33+          Master Site Agreement between Tritel Communications, Inc. and BellSouth Mobility PCS, dated March
                10, 1999.
10.34+          Consent to Exercise of Option between Tritel, Inc., AT&T Wireless PCS, Inc., TWR Cellular, Inc. and
                Management Stockholders dated May 20, 1999.
10.35+          License Purchase Agreement between Digital PCS, LLC and Tritel, Inc. dated as of May 20, 1999.
10.36+          Amended and Restated Employment Agreement of Jerry M. Sullivan, Jr., dated as of September 1, 1999.
10.37+          Stock Purchase Agreement between Jerry M. Sullivan, Jr. and Tritel, Inc., dated as of September 1,
                1999.
10.38+          Mutual Release and Termination Agreement between Jerry M. Sullivan, Jr. and Tritel, Inc., dated as of September 1, 1999.
21+             Subsidiaries of Tritel, Inc.
23.1            Consent of KPMG LLP.
27              Financial Data Schedule.

-------------------------------------------------------------------------------------------------------------------
+        Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS,
         Inc.
++       Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Tritel, Inc.
                                     ------------
                                     (Registrant)



Date:  March 28, 2000                By: /s/ E.B. Martin, Jr.
                                         ---------------------
                                         E.B. Martin, Jr.
                                         Executive Vice President, Treasurer,
                                         Chief Financial Officer and Director

                                     By: /s/ Karlen Turbeville
                                         ---------------------
                                         Karlen Turbeville
                                         Senior Vice President of Finance
                                         (Principal Accounting Officer)

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                           Date
---------                                -----                                           ----
/s/ William M. Mounger, II               Chief Executive Officer and Director            March 28, 2000
__________________________
William M. Mounger, II

/s/ William S. Arnett                    President and Director                          March 28, 2000
__________________________
William S. Arnett

/s/ E.B. Martin, Jr.                     Executive Vice President, Treasurer, Chief      March 28, 2000
__________________________
E.B. Martin, Jr.                         Financial Officer and Director

/s/ Scott Anderson                       Director                                        March 28, 2000
__________________________
Scott Anderson

/s/ Alexander P. Coleman                 Director                                        March 28, 2000
__________________________
Alexander P. Coleman

/s/ Gary S. Fuqua                        Director                                        March 28, 2000
__________________________
Gary S. Fuqua

/s/ Ann K. Hall                          Director                                        March 28, 2000
__________________________
Ann K. Hall

/s/ Andrew Hubregsen                     Director                                        March 28, 2000
__________________________
Andrew Hubregsen

/s/ David A. Jones, Jr.                  Director                                        March 28, 2000
__________________________
David A. Jones, Jr.

/s/ H. Lee Maschmann                     Director                                        March 28, 2000
__________________________
H. Lee Maschmann

/s/ Elizabeth Nichols                   Director                                        March 28, 2000
__________________________
Elizabeth Nichols

/s/ Kevin J. Shepherd                   Director                                        March 28, 2000
__________________________
Kevin J. Shepherd


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tritel, Inc.:

We have audited the accompanying consolidated balance sheets of Tritel, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, members' and stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tritel, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

Jackson, Mississippi                                                   KPMG LLP
February 18, 2000, except
     with respect to Note 21
     which is as of February 28, 2000

                                 TRITEL, INC.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1999
                   (amounts in thousands, except share data)

                                                                                       December 31,
                                     Assets                                   1998                     1999
                                                                              ----                     ----

Current assets:
   Cash and cash equivalents                                                  $    846               $  609,269
   Due from affiliates                                                             241                    2,565
   Accounts receivable, net                                                         --                    5,040
   Inventory                                                                        --                    8,957
   Prepaid expenses and other current assets                                       719                    4,733
                                                                             ---------               ----------
                  Total current assets                                           1,806                  630,564
                                                                             ---------               ----------
Restricted cash                                                                     --                    6,594
Property and equipment, net                                                     13,816                  262,343
FCC licensing costs, net                                                        71,466                  201,946
Intangible assets, net                                                              --                   59,508
Other assets                                                                     1,933                   35,407
                                                                             ---------               ----------
                  Total assets                                                 $89,021               $1,196,362
</TABLE                                                                      =========               ==========

              Liabilities, Redeemable Preferred Stock and
                         Stockholders' Equity

Current liabilities:
   Notes payable                                                             $  22,405                   $   --
   Current maturities of long-term debt                                             --                      923
   Accounts payable                                                              8,221                  103,677
   Accrued liabilities                                                           2,285                    9,647
                                                                             ---------               ----------
                  Total current liabilities                                     32,911                  114,247
                                                                             ---------               ----------
Non-current liabilities:
   Long-term debt                                                               51,599                  557,716
   Note payable to related party                                                 6,270                       --
   Deferred income taxes and other liabilities                                     224                   37,367
                                                                             ---------               ----------
                  Total non-current liabilities                                 58,093                  595,083
                                                                             ---------               ----------
                  Total liabilities                                             91,004                  709,330
                                                                             ---------               ----------
Series A 10% redeemable convertible preferred stock                                 --                   99,586
Stockholders' equity:
   Preferred stock, 3,100,000 shares authorized:

     Series D, 46,374 shares outstanding at December 31, 1999                       --                   46,374
   Common stock, 30 shares issued and outstanding
     at December 31, 1998                                                           --                       --
   Common stock issued and outstanding at December 31, 1999 Class A Voting -
     97,796,906 shares; Class B Non-voting -
       2,927,120 shares; Class C - 1,380,448 shares; Class D -
       4,962,804 shares; Voting Preference -6 shares                                --                    1,071
   Contributed capital--Predecessor Companies                                   13,497                       --
   Additional paid in capital                                                       --                  611,277
   Accumulated deficit                                                        (15,480)                 (271,276)
                                                                             ---------               ----------
                  Total stockholders' equity (deficit)                         (1,983)                  387,446
                                                                             ---------               ----------
                  Total liabilities, redeemable preferred stock
                    and stockholders' equity
                                                                             $  89,021               $1,196,362
                                                                             =========               ==========

         See accompanying notes to consolidated financial statements.

                                 TRITEL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1997, 1998 and 1999
                (amounts in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                  1997           1998            1999
                                                                  ----           ----            ----

Revenues                                                           $  --           $  --        $  6,759
                                                                --------       ---------      ----------
Operating expenses:
   Cost of services and equipment                                     --              --           6,966
   Technical operations                                              104           1,939          18,459
   General and administrative                                      3,123           4,947          22,915
   Sales and marketing                                                28             452          20,404
   Stock-based compensation                                           --              --         190,664
   Depreciation and amortization                                      20             348          12,839
                                                                --------       ---------      ----------
         Total operating expenses                                  3,275           7,686         272,247
                                                                --------       ---------      ----------
   Operating loss                                                (3,275)         (7,686)       (265,488)
Interest income                                                      121              77          16,791
Financing cost                                                        --              --         (2,230)
Interest expense                                                      --           (722)        (24,970)
                                                                --------       ---------      ----------
     Loss before extraordinary item and income taxes             (3,154)         (8,331)       (275,897)
Income tax benefit                                                   --              --          28,443
                                                                --------       ---------      ----------
     Loss before extraordinary items                             (3,154)         (8,331)       (247,454)
Extraordinary item -
     Loss on return of spectrum                                      --          (2,414)             --
                                                                --------       ---------      ----------
     Net loss                                                    (3,154)        (10,745)       (247,454)
Series A preferred dividend requirement                              --              --          (8,918)
                                                                --------       ---------      ----------
Net loss available to common stockholders                       $(3,154)       $(10,745)      $(256,372)
                                                                ========       =========      ==========
Basic and diluted net loss per share                                                            $(33.25)
                                                                                                ========

         See accompanying notes to consolidated financial statements.

                                 TRITEL, INC.
         CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1997, 1998 and 1999
                            (amounts in thousands)


                                                                         Additional                Members' and
                                     Preferred    Common     Contributed  Paid in    Accumulated  Stockholders'
                                       Stock       Stock      Capital     Capital      Deficit        Equity
                                       -----       -----      -------     -------      -------        ------
Balance at December 31, 1996              $  --       $ --     $ 7,255        $ --      $ (1,581)       $ 5,674
Contributed capital, net of
   expenses of $148                          --         --       5,437          --            --          5,437
Conversion of debt to members'
   equity                                    --         --         805          --            --            805
Net loss                                     --         --          --          --        (3,154)        (3,154)
                                     ----------  ---------   ---------   ---------      ---------      --------

Balance at December 31, 1997                 --         --      13,497          --        (4,735)         8,762
Net loss                                     --         --          --          --       (10,745)       (10,745)
                                     ----------  ---------   ---------   ---------      ---------      --------

 Balance at December 31, 1998                --         --      13,497          --       (15,480)        (1,983)
Conversion of debt to members'
   equity in Predecessor Company             --         --       8,976          --            --          8,976
Series C Preferred Stock issued to
   Predecessor Company, including
   distribution of assets and
   liabilities                           17,193         --     (22,473)         --           576         (4,704)
Series C Preferred Stock issued in
   exchange for cash                    163,370         --          --          --            --        163,370
Payment of preferred stock
   issuance costs                        (8,507)        --          --          --            --         (8,507)
Series C Preferred Stock issued to
   Central Alabama in exchange for

   net assets                             2,602         --          --          --            --          2,602
Series D Preferred Stock issued to
   AT&T Wireless in exchange for
   licenses and other agreements         46,374         --          --          --            --         46,374
Grant of unrestricted rights in
   common stock to officer                   --         --          --       4,500            --          4,500
Conversion of preferred stock into
   common stock                        (174,658)       783          --     173,875            --             --
Sale of common stock, net of
   issuance costs of $15,338                 --        288          --     242,238            --        242,526
Stock-based compensation                     --         --          --     190,664            --        190,664
Accrual of dividends on Series A
    redeemable preferred stock               --         --          --          --        (8,918)        (8,918)
Net loss                                     --         --          --          --      (247,454)      (247,454)
                                     ----------  ---------   ---------   ---------      ---------      --------

 Balance at December 31, 1999          $ 46,374     $1,071       $  --    $611,277     $(271,276)      $387,446
                                     ==========  =========   =========   =========     ==========      ========


         See accompanying notes to consolidated financial statements.

                                 TRITEL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1998 and 1999
                            (amounts in thousands)

                                                                                  Years Ended December 31,
                                                                          1997              1998             1999
                                                                          ----              ----             ----

Cash flows from operating activities:

   Net loss                                                              $(3,154)         $(10,745)       $(247,454)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Loss on return of spectrum                                                --             2,414               --
     Financing costs                                                           --                --            2,230
     Depreciation and amortization                                             20               348           12,839
     Stock-based compensation and grant of unrestricted
       rights in common stock to officer                                       --                --          195,164
     Accretion of discount on debt and amortization of
       debt issue costs                                                        --                --           10,608
     Deferred income tax benefit                                               --                --         (28,443)
     Changes in operating assets and liabilities:
       Inventory                                                               --                --          (8,957)
       Accounts payable and accrued expenses                                  45             (180)           24,659
       Other current assets and liabilities                                 (814)             (333)         (11,721)
                                                                      --------------   ---------------   --------------

                           Net cash used in operating activities          (3,903)           (8,496)         (51,075)
                                                                      --------------   ---------------   --------------

Cash flows from investing activities:

   Capital expenditures                                                       (6)           (5,970)        (172,448)
   Payment for FCC licenses                                               (3,935)                --               --
   Refund of FCC deposit                                                    1,376                --               --
   Advance under notes receivable                                              --                --          (7,550)
   Capitalized interest on network construction and
     FCC licensing costs                                                    (415)           (2,905)         (13,623)
   Increase in restricted cash                                                 --                --          (6,594)
   Other                                                                     (72)                --
                                                                                                               (614)

                                                                      --------------   ---------------   --------------

                           Net cash used in investing activities          (3,052)           (8,875)        (200,829)
                                                                      --------------   ---------------   --------------

Cash flows from financing activities:

   Proceeds from notes payable to related parties                           5,700                --               --
   Proceeds from notes payable                                              5,000            38,705               --
   Proceeds from long-term debt                                                --                --          300,000
   Proceeds from senior subordinated discount notes                            --                --          200,240
   Repayments of notes payable                                            (6,200)          (21,300)         (22,100)
   Payment of preferred stock issuance costs                                   --                --          (8,507)
   Payment of debt issuance costs and other deferred charges              (1,251)             (951)         (30,202)
   Proceeds from vendor discount                                               --                --           15,000
   Issuance of preferred stock                                                 --                --          163,370
   Issuance of common stock, net of issuance costs                             --                --          242,526
   Capital contributions, net of related expenses                           5,437                --               --
                                                                      --------------   ---------------   --------------

                           Net cash provided by financing activities        8,686            16,454          860,327
                                                                      --------------   ---------------   --------------

Net increase (decrease) in cash and cash equivalents                        1,731             (917)          608,423
Cash and cash equivalents at beginning of period                               32             1,763
                                                                                                                 846

                                                                      --------------   ---------------   --------------

Cash and cash equivalents at end of period                                 $1,763              $846         $609,269
                                                                      ==============   ===============   ==============


         See accompanying notes to consolidated financial statements.

                                 TRITEL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Consolidated)

                                 TRITEL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Organization and Principles of Consolidation

         Airwave Communications, LLC ("Airwave Communications") (formerly Mercury PCS, LLC) and Digital PCS, LLC ("Digital PCS") (formerly Mercury PCS II, LLC) were formed on July 27, 1995 and July 29, 1996, respectively, to acquire for development Personal Communications Services ("PCS") licenses in markets in the south-central United States. Airwave Communications and Digital PCS are referred to collectively as "the Predecessor Company" or "the Predecessor Companies."

         Tritel, Inc. ("Tritel") was formed on April 23, 1998 by the controlling shareholders of Airwave Communications and Digital PCS to develop PCS markets in the south-central United States. Tritel's 1998 activities consisted of $1.5 million in capital expenditures and $32,000 in net loss. On January 7, 1999, the Predecessor Companies transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for 18,262 shares of Series C Preferred Stock in Tritel. The controlling shareholders of the Predecessor Companies control Tritel. Tritel will continue the activities of the Predecessor Companies and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel. Tritel and the Predecessor Company, together with Tritel's subsidiaries, are referred to collectively as "the Company."

         Tritel began commercial operations during the fourth quarter of 1999. Prior to that time, Tritel and the Predecessor Companies were considered to be in the development stage.

         The consolidated accounts of the Company include its subsidiaries, Tritel PCS, Inc. ("Tritel PCS"); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All significant intercompany accounts or balances have been eliminated in consolidation.

         Cash and Cash Equivalents

         For purposes of financial statement classification, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Accounts Receivable

         Accounts receivable balances are presented net of allowances for losses. The Company's allowance for losses was $42,000 as of December 31, 1999.

         Inventory

         Inventory consisting primarily of wireless telephones and telephone accessories is stated at cost.

         Restricted Cash

         On March 31, 1999, the Company entered into a deposit agreement with Toronto Dominion (Texas), Inc., as administrative agent, on behalf of the depository bank and the banks and other financial institutions who are a party to the bank facility described in Note 8. Under the terms of the agreement, the Company has placed on deposit $6,594,000 at December 31, 1999 with the depository bank, which will be used for the payment of interest and/or commitment fees due under the bank facility.

         Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. When assets are placed in service, depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally seven years for wireless network assets and three years for information systems assets. Leasehold improvements are amortized over the lease term. The Company capitalizes interest on certain of its wireless network construction activities. Routine expenditures for repairs and maintenance are charged to expense as incurred.

         FCC Licensing Costs

         Licensing costs are accounted for in accordance with industry standards and include the value of license fees at date of acquisition and the direct costs incurred to obtain the licenses. Licensing costs also include capitalized interest during the period of time necessary to build out the wireless network.

         The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it will be able to secure renewal of its PCS licenses. Amortization of such license costs, which begins for each geographic service area upon commencement of service, is over a period of 40 years. Accumulated amortization on FCC licensing costs at December 31, 1999 was $597,000.

         The Company evaluates the propriety of the carrying amounts of its FCC licensing costs whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There have been no impairments through December 31, 1999.

         Derivative Financial Instruments

         Derivative financial instruments in the form of interest rate swap agreements are entered into by the Company to manage interest rate exposure. These are contractual agreements between counterparties to exchange interest streams based on notional principal amounts over a set period of time. Interest rate swap agreements normally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The notional or principal amount does not represent the amount at risk, but is used only as a basis for determining the actual interest cash flows to be exchanged related to the interest rate contracts. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements. Amounts paid or received under these agreements are included in interest expense during the period accrued or earned.

         Interest Capitalization

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Tritel capitalizes interest expense related to the construction or purchase of certain assets including its FCC licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1997, 1998, and 1999 was $7,214,000, $10,545,000 and $23,685,000, respectively.

         Income Taxes

         Because the Predecessor Company was a nontaxable entity, operating results prior to January 7, 1999 were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any provision for income tax benefit for the years ended December 31, 1997 and 1998 or any deferred income taxes on any temporary differences in asset bases as of December 31, 1998.

         As of January 7, 1999, the Company accounts for income taxes in accordance with SFAS No. 109, which requires the use of the asset and liability method in accounting for deferred taxes.

         Revenue Recognition

         The Company earns revenue by providing wireless services to both its subscribers and subscribers of other wireless carriers traveling in the Company's service area, as well as sale of equipment and accessories. Generally, access fees, airtime and long distance are billed monthly and are recognized as service is provided. Revenue from the sale of equipment is recognized when sold to the customer.

         Advertising Costs

         The Company expenses advertising costs as incurred. Advertising costs totaled $6.2 million for the year ended December 31, 1999. No advertising costs were incurred prior to 1999.

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12.

         Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate impacting the preparation of the consolidated financial statements is the estimated useful life of FCC licensing costs. Actual results could differ from those estimates.

         Per Share Amounts

         The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of all classes of common stock outstanding during the period. For purposes of this calculation, common stock issued on January 7, 1999 was assumed to be outstanding as of January 1, 1999. Series D preferred stock was included in the computation of common shares outstanding after December 13, 1999, as 19,712,328 shares of common stock are issuable upon the conversion of Series D Preferred Stock. Such conversion can be made at any time at the option of the holder and the number of shares to be received upon conversion is fixed. In accordance with SFAS No. 128, outstanding stock options and nonvested restricted stock grants have been excluded from these calculations as the effect would be antidilutive. Weighted average common shares used for the purpose of calculating net loss per share for 1999 was 7,710,649.

         Net loss per common share has not been reflected in the accompanying financial statements for periods prior to 1999 because the Predecessor Companies were limited liability corporations and did not have the existing capital structure.

         Comprehensive Income

         Comprehensive income is the total of net income (loss) and all other non-owner changes in stockholders' equity in a given period. The Company had no comprehensive income components as of December 31, 1997, 1998, and 1999; therefore, comprehensive loss is the same as net loss for all periods.

         Segment Reporting

         The Company presently operates in a single business segment as a provider of wireless services in its licensed regions in the south-central United States.

         Stock Split

         On November 19, 1999, the board of directors approved a 400-for-1 stock split for Class A, Class B, Class C and Class D common stock effective immediately prior to the initial public offering. All common stock share data have been retroactively adjusted to reflect this change.

         Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. The Company is closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of SFAS 133, the Company will be required to adopt SFAS 133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on its consolidated financial statements.

(2)      LIQUIDITY

         As reflected in the accompanying consolidated financial statements, we began commercial operations in certain of our markets late in 1999 and, therefore, have limited revenues to fund expenditures. We expect to grow rapidly while we develop and construct our PCS network and build our customer base. We expect this growth to strain our financial resources and result in significant operating losses and negative cash flows.

         The planned high level of indebtedness could have a material adverse effect on the Company, including the effect of such indebtedness on: (i) the Company's ability to fund internally, or obtain additional debt or equity financing in the future for capital expenditures, working capital, debt service requirements, operating losses, acquisitions and other purposes; (ii) the Company's ability to dedicate funds for the wireless network buildout, operations or other purposes, due to the need to dedicate a substantial portion of operating cash flow to fund interest payments; (iii) the Company's flexibility in planning for, or reacting to, changes in its business and market conditions; (iv) the Company's ability to compete with less highly leveraged competitors; and (v) the Company's financial vulnerability in the event of a downturn in its business or the economy.

         The Company believes that the proceeds from the equity offerings in December 1999, together with the proceeds from the sale of senior subordinated discount notes, the financing made available to us by the FCC, borrowings under our bank credit facility and the equity investment we have received, will provide us with sufficient funds to build out our existing network as planned and fund operating losses until we complete our planned network buildout and generate positive cash flow. There can be no assurance that such funds will be adequate to complete the buildout of the Company's PCS network. Under those circumstances, the Company could be required to change its plans relating to the buildout of the network.

(3)      PROPERTY AND EQUIPMENT

         Major categories of property and equipment are as follows:

                                                             December 31,
                                                         1998           1999
                                                         ----           ----
                                                        (dollars in thousands)
             Furniture and fixtures                      $ 1,779       $14,853
             Network construction and development         11,416       230,777
             Leasehold improvements                          728        22,082
                                                       ---------      --------
                                                          13,923       267,712
             Less accumulated depreciation                 (107)       (6,834)
             Deposits on equipment                            --         1,465
                                                       ---------      --------
                                                         $13,816      $262,343
                                                       =========      ========

(4)      FCC LICENSING COSTS

         During 1996 and 1997, the FCC granted to the Predecessor Company as the successful bidder C-, D-, E- and F-Block licenses with an aggregate license fee of $106,716,000 after deducting a 25% small business discount.

         The FCC provided below market rate financing for a portion of the bid price of the C-and F-Block licenses. Based on the Company's estimates of borrowing costs for similar debt, the Company discounted the face amount of the debt to yield a market rate and the discount was applied to reduce the carrying amount of the licenses and the debt. Accordingly, the licenses were recorded at $90,475,000.

         During July 1998, the Company took advantage of a reconsideration order by the FCC allowing companies holding C-Block PCS licenses several options to restructure their license holdings and associated obligations. The Company elected the disaggregation option and returned one-half of the broadcast spectrum originally acquired for each of the C-Block license areas. As a result, the Company reduced the carrying amount of the related licenses by one-half, or $35,442,000, and reduced the discounted debt and accrued interest due to the FCC by $33,028,000. As a result of the disaggregation election, the Company recognized an extraordinary loss of approximately $2,414,000.

         AT&T Wireless contributed certain A- and B-Block PCS licenses to the Company on January 7, 1999 in exchange for preferred stock. The Company recorded such licenses at $127,307,000 including related costs of the acquisition. Also, in an acquisition of Central Alabama Partnership, LP 132, the Company acquired certain C-Block licenses with an estimated fair value of $9,284,000, exclusive of $6,072,000 of debt to the FCC.

         Additionally on January 7, 1999, licenses with a carrying amount, including capitalized interest and costs, totaling $21,874,000 were retained by the Predecessor Company (see Note 15). The assets and liabilities retained by the Predecessor Company have been reflected in these financial statements as a distribution to the Predecessor Company.

         Each of the Company's licenses is subject to an FCC requirement that the Company construct wireless network facilities offering coverage to certain percentages of the population within certain time periods following the grant of such licenses. Failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Company by the FCC.

(5)      AT&T TRANSACTION

         On May 20, 1998, the Predecessor Company and Tritel entered into a Securities Purchase Agreement with AT&T Wireless and the other stockholders of Tritel, whereby the Company agreed to construct a PCS network and provide wireless services using the AT&T and SunCom brand names, giving equal emphasis to each, in the south-central United States. On January 7, 1999, the parties closed the transactions contemplated in the Securities Purchase Agreement.

         At the closing, Tritel issued preferred stock to AT&T Wireless in exchange for 20 MHz A- and B-Block PCS licenses which were assigned to the Company, and for certain other agreements covering the Company's markets, including the following agreements.

         License Agreement

         Pursuant to a Network Membership License Agreement, dated January 7, 1999 (the "License Agreement"), between AT&T Corp. and the Company, AT&T granted to the Company a royalty-free, nontransferable, non-exclusive, nonsublicensable, limited right, and license to use certain licensed marks solely in connection with certain licensed activities. The licensed marks include the logo containing AT&T and the globe design and the expression "Member of the AT&T Wireless Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the territory as defined in the License Agreement, of Company communications services as defined in the License Agreement on frequencies licensed to the Company for Commercial Mobile Radio Services ("CMRS") provided in accordance with the License Agreement (collectively, the "Licensed Services") and (ii) marketing and offering the Licensed Services within the territory. The License Agreement also grants to the Company the right and license to use licensed marks on certain permitted mobile phones.

         The License Agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks. Furthermore, the Company is obligated to use commercially reasonable efforts to cause all Licensed Services marketed and provided using the licensed marks to be of comparable quality to the Licensed Services marketed and provided by AT&T and its affiliates in areas that are comparable to the territory taking into account, among other things, the relative stage of development of the areas. The License Agreement also sets forth specific testing procedures to determine compliance with these standards, and affords the Company with a grace period to cure any instances of alleged noncompliance therewith.

         The Company may not assign or sublicense any of its rights under the License Agreement; provided, however, that the License Agreement may be assigned to the Company's lenders under the Bank Facility and after the expiration of any applicable grace and cure periods under the Bank Facility, such lenders may enforce the Company's rights under the License Agreement and assign the License Agreement to any person with AT&T's consent.

         The term of the License Agreement is for five years and renews for an additional five-year period if each party gives the other notice to renew the Agreement. The License Agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Company's misuse of any licensed marks, the Company licensing or assigning any of the rights in the License Agreement, the Company's failure to maintain AT&T's quality standards or if a change in control of the Company occurs. After the initial five-year term, AT&T may also terminate the License Agreement upon the occurrence of certain transactions described in the Stockholders' Agreement.

         The License Agreement, along with the exclusivity provisions of the Stockholders' Agreement and the Resale Agreement will be amortized on a straight-line basis over the ten-year term of the agreement. Accumulated amortization related to these agreements at December 31, 1999 was approximately $4.8 million.

         Roaming Agreement

         Pursuant to the Intercarrier Roamer Service Agreement, dated as of January 7, 1999 (the "Roaming Agreement"), between AT&T Wireless, the Company, and their affiliates, each party agrees to provide (each in its capacity as serving provider, the "Serving Carrier") mobile wireless radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Each Serving Carrier's service charges for use per minute or partial minute for the first three years will be at a fixed rate, and thereafter may be adjusted to a lower rate as the parties may negotiate from time to time. Each Serving Carrier's toll charges per minute of use for the first three years will be at a fixed rate, and thereafter such other rates as the parties negotiate from time to time.

         The Roaming Agreement has a term of 20 years, unless terminated earlier by a party due to the other party's uncured breach of any term of the Roaming Agreement.

         Neither party may assign or transfer the Roaming Agreement or any of its rights thereunder except to an assignee of all or part of its license or permit to provide CMRS, provided that such assignee expressly assumes all or the applicable part of the obligations of such party under the Roaming Agreement.

         The Roaming Agreement will be amortized on a straight-line basis over the 20-year term of the agreement. Accumulated amortization related to this agreement at December 31, 1999 was approximately $800,000.

(6)      NOTE RECEIVABLE

         On March 1, 1999, the Company entered into agreements with AT&T Wireless, Lafayette Communications Company L.L.C. ("Lafayette") and ABC Wireless L.L.C. ("ABC") whereby the Company, AT&T Wireless and Lafayette would lend $29,500,000 to ABC to fund its participation in the re-auction of FCC licenses that were returned to the FCC by various companies under the July 1998 reconsideration order. The Company's portion of this loan was $7,500,000 and was recorded in Other Assets. Subsequent to closing of the agreements, ABC was the successful bidder for licenses covering the Tritel markets with an aggregate purchase price of $7,789,000. The Company has agreed to purchase these licenses for $7,789,000 and expects to consummate that purchase during 2000. If the licenses are not purchased by March 1, 2004, the note will mature on that date. The note has a stated interest rate of 16% per year. There are no required payments of principal or interest on the note until maturity. The note is secured by all assets of ABC, including, if permitted by the FCC, the FCC licenses awarded in the re-auction, and ranks pari passu with the notes to AT&T Wireless and Lafayette.

(7)      INCOME TAXES

         On January 7, 1999 the Company recorded a deferred tax liability of $55,100,000 primarily related to the difference in asset bases on the assets acquired from AT&T Wireless.

         Because the Predecessor Company was a nontaxable entity, the results presented below relate solely to the year ended December 31, 1999. Components of income tax benefit for the year ended December 31, 1999 are as follows:

                                          For the Year Ended December 31, 1999
                                      -----------------------------------------
                                         Current        Deferred        Total
                                         -------        --------        -----
                                                 (dollars in thousands)
                  Federal                $     -      $(24,725)      $(24,725)
                  State                        -        (3,718)        (3,718)
                                          ------      ---------      ---------
                           Total         $     -      $(28,443)      $(28,443)
                                         =======      =========      =========

         Actual tax benefit differs from the "expected" tax benefit using the federal corporate rate of 35% as follows:

                                                          December 31, 1999
                                                        -----------------------
                                                        (dollars in thousands)
          Computed "expected" tax benefit                       $(96,564)
          Reduction (increase) resulting from:
          Change in valuation allowance for deferred
            tax assets                                             1,020
          Nondeductible compensation related expense              68,308
          Nontaxable loss of Predecessor Company                     780
          Nondeductible portion of discount accretion                557
          State income taxes, net of federal tax                  (2,496)
            benefit

          Other                                                      (48)
                                                             ------------
                                                                $(28,443)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax liability at December 31, 1999 are as follows:

                                                             December 31, 1999
                                                          ---------------------
                                                          (dollars in thousands)
       Deferred tax assets:
          Net operating loss carryforward                           $25,232
          Tax basis of capitalized start-up costs in excess
          of book   basis                                            11,533
          Discount accretion in excess of tax basis                   5,700
          Tax basis of property and equipment in excess of
          book   basis                                                1,865
          Other                                                         785
                                                                     ------
       Total gross deferred tax assets                               45,115
          Less:  valuation allowance                                 (1,020)
                                                                     ------
       Net deferred tax assets                                       44,095
                                                                     ------

       Deferred tax liabilities:
          Intangible assets book basis in excess of tax basis        22,646
          FCC licenses book basis in excess of tax basis             32,245
          Capitalized interest book basis in excess of tax           12,779
          basis
          Discount accretion book basis in excess of tax basis        2,130
                                                                     ------
       Total gross deferred tax liabilities                          69,800
                                                                     ------
       Net deferred tax liability                                   $25,705
                                                                    =======

         At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $65,965,000 which are available to offset future federal taxable income, if any, through 2019.

         The valuation allowance for the gross deferred tax asset at December 31, 1999 was $1,020,000. No valuation allowance has been provided for the remaining gross deferred tax asset principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T Wireless transaction on January 7, 1999. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment. Based upon anticipated future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.

(8)      NOTES PAYABLE AND LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                           December 31,
                                                     --------------------------
                                                        1998              1999
                                                        ----              ----
                                                        (dollars in thousands)
          Bank facility                                  $   -        $300,000
          Senior Subordinated Discount Notes                 -         216,734
          FCC debt                                      51,599          41,905
                                                      -----------     ---------
                                                        51,599         558,639
          Less current maturities                            -            (923)
                                                      -----------     ---------
                                                       $51,599        $557,716
                                                      ===========     =========

         Bank Facility

         During 1999, the Company entered into a loan agreement (the "Bank Facility"), which provides for (i) a $100,000,000 senior secured term loan (the "Term Loan A"), (ii) a $200,000,000 senior secured term loan (the "Term Loan B") and (iii) a $250,000,000 senior secured reducing revolving credit facility (the "Revolver"). Tritel PCS Inc., Toronto Dominion (Texas), Inc., as Administrative Agent, and certain banks and other financial institutions are parties thereto.

         The commitment to make loans under the Revolver automatically and permanently reduces, quarterly beginning on December 31, 2002. The quarterly reductions in the commitment are $6.25 million on December 31, 2002, $7.4 million for each quarter in 2003, $11.3 million for each quarter in 2004, $13.3 million for each quarter in 2005, $16.0 million for each quarter in 2006, and $25.8 million for the first two quarters of 2007.

         Interest on the Revolver, Term Loan A and Term Loan B accrues, at the Company's option, either at a LIBOR rate plus an applicable margin or the higher of the issuing bank's prime rate and the Federal Funds Rate (as defined in the Bank Facility) plus 0.5%, plus an applicable margin. The borrowings outstanding at December 31, 1999 carried a 10.62% average interest rate as of that date. The Revolver requires an annual commitment fee ranging from 0.50% to 1.75% of the unused portion of the Bank Facility.

         The Bank Facility also required the Company to purchase an interest rate hedging contract covering an amount equal to at least 50% of the total amount of the outstanding indebtedness of the Company (other than indebtedness which bears interest at a fixed rate). In May 1999, Tritel entered into such interest rate hedging contracts which are further described in Note 9.

         The Term Loans are required to be prepaid and commitments under the Revolving Bank Facility reduced in an aggregate amount equal to 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001; 100% of the net proceeds of asset sales, in excess of a yearly threshold, outside the ordinary course of business or unused insurance proceeds; and 50% of the net cash proceeds of issuances of equity by Tritel PCS or its subsidiaries.

         All obligations of the Company under the facilities are unconditionally and irrevocably guaranteed by Tritel and all subsidiaries of Tritel PCS. The bank facilities and guarantees, and any related hedging contracts provided by the lenders under the Bank Facility, are secured by substantially all of the assets of Tritel PCS. and certain subsidiaries of Tritel PCS, including a first priority pledge of all of the capital stock held by Tritel or any of its subsidiaries, but excluding the Company's PCS licenses. The PCS licenses will be held by one or more single purpose subsidiaries of the Company and, in the future if the Company is permitted to pledge its PCS licenses, they will be pledged to secure the obligations of the Company under the Bank Facility.

         The Bank Facility contains covenants customary for similar facilities and transactions, including covenants relating to the amounts of indebtedness that the Company may incur, limitations on dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments and various financial maintenance covenants. The Bank Facility also contains covenants relating to the population covered by the Company's network and number of customers, as well as customary representations, warranties, indemnities, conditions precedent to borrowing, and events of default.

         Loans under the Bank Facility are available to fund capital expenditures related to the construction of the Company's PCS network, the acquisition of related businesses, working capital needs of the Company, and customer acquisition costs. All indebtedness under the Bank Facility will constitute senior debt.

         The terms of the Bank Facility allow the Company to incur senior subordinated debt with gross proceeds of not more than $250,000,000.

         As of December 31, 1999, the Company has drawn $300,000,000 of advances under Term Loan A and Term Loan B.

         Senior Subordinated Discount Notes

         On May 11, 1999, Tritel PCS, Inc. ("Tritel PCS"), a wholly-owned subsidiary of the Company, issued unsecured senior subordinated discount notes with a principal amount at maturity of $372,000,000. Such notes were issued at a discount from their principal amount at maturity for proceeds of $200.2 million. No interest will be paid on the notes prior to May 15, 2004. Thereafter, Tritel PCS will be required to pay interest semiannually at 12 3/4% per annum beginning on November 15, 2004 until maturity of the notes on May 15, 2009.

         The notes are fully unconditionally guaranteed on a joint and several basis by the Company and by Tritel Communications, Inc. and Tritel Finance, Inc., both of which are wholly-owned subsidiaries of Tritel PCS. (See Note 20.) The notes are subordinated in right of payment to amounts outstanding under the Company's Bank Facility and to any future subordinated indebtedness of Tritel PCS or the guarantors.

         The indenture governing the notes limit, among other things, the Company's ability to incur additional indebtedness, pay dividends, sell or exchange assets, repurchase its stock, or make investments.

         FCC Debt

         The FCC provided below market rate financing for 90% of the bid price of the C-Block PCS licenses and 80% of the bid price of the F-Block PCS licenses. Such FCC debt is secured by all of the Company's rights and interest in the licenses financed.

         The debt incurred in 1996 by the Company for the purchase of the C-Block PCS licenses totaled $63,890,000 (undiscounted). The debt bears interest at 7%; however, based on the Company's estimate of borrowing costs for similar debt, a rate of 10% was used to determine the debt's discounted present value of $52,700,000. As discussed in Note 4, the Company elected to disaggregate and return one-half of the broadcast spectrum of the C-block licenses. The FCC permitted such spectrum to be returned effective as of the original purchase. As a result, the Company reduced the discounted debt due to the FCC for such licenses by $27,410,000.

         F-Block licenses were granted in 1997. The debt incurred by the Company for the purchase of such licenses totaled $28,167,000 (undiscounted). The debt bears interest at 6.125%, however; based on the Company's estimate of borrowing costs for similar debt, a rate of 10% was used to determine the debt's discounted present value of $23,116,000.

         In the acquisition of Central Alabama Partnership, LP 132 on January 7, 1999, the Company assumed debt of $6,072,000 payable to the FCC for the licenses acquired.

         Additionally, certain licenses and the related FCC debt for those licenses were retained by the Predecessor Company. The discounted carrying amount of the debt for the licenses retained by the Predecessor Company was $15,889,000.

         All the scheduled interest payments on the FCC debt were suspended for the period from January 1997 through March 1998 by the FCC. Payments of such suspended interest resumed in July 1998 with the total suspended interest due in eight quarterly payments through April 30, 2000. The Company is required to make quarterly principal and interest payments on the FCC debt.

         Notes Payable

         At December 31, 1998, the Company had $22,100,000 payable under a $28,500,000 loan agreement with a supplier. The loan agreement was secured by a pledge of the membership equity interests of certain members of Predecessor Company management and the interest rate was 9%. Amounts outstanding under this loan agreement were repaid in January 1999.

         At December 31, 1998, the Predecessor Company had a $1,000,000 line of credit with a commercial bank, that expired July 27, 1999 bearing interest at the bank's prime rate of interest plus 1% at December 31, 1998. The amount outstanding on the line of credit was $305,000 at December 31, 1998. This line of credit related specifically to licenses that were retained by the Predecessor Company. Amounts outstanding under this loan agreement were repaid in January 1999.

         Notes Payable to Related Party

         In March 1997, the Predecessor Company entered into a loan agreement for a $5,700,000 long-term note payable to Southern Farm Bureau Life Insurance Company ("SFBLIC"). SFBLIC was a member of Mercury Southern, LLC, which was a member of the Predecessor Company. This note was secured by a pledge of the membership equity interests of certain members of Predecessor Company management and interest accrued annually at 10% on the anniversary date of the note. At December 31, 1998, the balance of the note was $6,270,000 as a result of the capitalization of the first year's interest. The indebtedness under the note was convertible into equity at the face amount at any time at the option of SFBLIC, subject to FCC equity ownership limitations applicable to entrepreneurial block license holders. The Predecessor Company and SFBLIC subsequently negotiated a revised arrangement under which the amount due of $6,270,000 plus accrued interest of $476,000 was not paid but instead was converted into $8,976,000 of members' equity in the Predecessor Company on January 7, 1999. The $2,230,000 preferred return to the investor was accounted for as a financing cost during the year ended December 31, 1999. The interest accrued at the contractual rate was capitalized during the accrual period.

         As of December 31, 1999, the following is a schedule of future minimum principal payments of the Company's long-term debt due within five years and thereafter:

                                                    December 31, 1999
                                                 ----------------------------
                                                  (dollars in thousands)
               December 31, 2000                              $  923
               December 31, 2001                               1,004
               December 31, 2002                               5,567
               December 31, 2003                              23,548
               December 31, 2004                              30,483
               Thereafter                                    657,950
                                                             -------
                                                             719,475

               Less unamortized discount                    (160,836)
                                                            --------
               Total                                        $558,639
                                                            ========

(9)      INTEREST RATE SWAP AGREEMENTS

         As of December 31, 1999, the Company was a party to interest rate swap agreements with a total notional amount of $200 million. The agreements establish a fixed effective rate of 9.05% on $200.0 million of the current balance outstanding under the Bank Facility through the earlier of March 31, 2002 or the date on which the Company achieves operating cash flow breakeven.

(10)     REDEEMABLE PREFERRED STOCK

         Series A Preferred Stock

         The Series A Preferred Stock, with respect to dividend rights and rights on liquidation, dissolution or winding up, ranks on a parity basis with the Series B Preferred Stock, and ranks senior to Series C Preferred Stock, Series D Preferred Stock and Common Stock. The holders of Series A Preferred Stock are entitled to receive cumulative quarterly cash dividends at the annual rate of 10% multiplied by the liquidation preference, which is equal to $1,000 per share plus declared but unpaid dividends. Tritel may elect to defer payment of any such dividends until the date on which the 42nd quarterly dividend payment is due, at which time, and not earlier, all deferred payments must be made. Except as required by law or in certain circumstances, the holders of the Series A Preferred Stock do not have any voting rights. The Series A Preferred Stock is redeemable, in whole but not in part, at the option of Tritel on or after January 15, 2009 and at the option of the holders of the Series A Preferred Stock on or after January 15, 2019. Additionally, on or after January 15, 2007, AT&T Wireless, and qualified transferees, have the right to convert each share of Series A Preferred Stock into shares of Class A Common Stock. The number of shares the holder will receive upon conversion will be the liquidation preference per share divided by the market price of Class A Common Stock times the number of shares of Series A Preferred Stock to be converted.

         The Company issued 90,668 shares of Series A Preferred Stock with a stated value of $90,668,000 to AT&T Wireless on January 7, 1999.

         Series B Preferred Stock

         The Series B Preferred Stock ranks on a parity basis with the Series A Preferred Stock and is identical in all respects to the Series A Preferred Stock, except:

         o the Series B Preferred Stock is redeemable at any time at the option of Tritel,

         o the Series B Preferred Stock is not convertible into shares of any other security issued by Tritel, and

         o the Series B Preferred Stock may be issued by Tritel pursuant to an exchange event as defined in the Restated Certification of Incorporation.

         No Series B Preferred Stock has been issued by the Company.

(11)     STOCKHOLDERS' EQUITY

         The Predecessor Companies were organized as limited liability corporations (LLC) and as such had no outstanding stock. Owners (members) actually held a membership interest in the LLC. As a result, the investment of those members in the Predecessor Companies is reflected as contributed capital--Predecessor Company in the accompanying balance sheet.

         On January 7, 1999, the Company issued stock to the Predecessor Company as well as other parties as described herein.

         Preferred Stock

         Following is a summary of the preferred stock of the Company:

         3,100,000 shares of authorized preferred stock, par value $.01 per share (the "Preferred Stock"), 1,100,000 of which have been designated as follows:

         o 200,000 shares designated "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"), 10% redeemable convertible, $1,000 stated and liquidation value (See Note
                  10);

         o 300,000 shares designated "Series B Preferred Stock" (the "Series B Preferred Stock"), 10% cumulative, $1,000 stated and liquidation value (See Note 10);

         o 500,000 shares designated "Series C Convertible Preferred Stock" (the "Series C Preferred Stock"), 6.5% cumulative convertible, $1,000 stated and liquidation value; and

         o 100,000 shares designated "Series D Convertible Preferred Stock" (the "Series D Preferred Stock"), 6.5% cumulative convertible, $1,000 stated and liquidation value.

         Series C Preferred Stock

         Series C Preferred Stock (1) ranks junior to the Series A Preferred Stock and the Series B Preferred Stock with respect to dividend rights and rights on liquidation, dissolution or winding up, (2) ranks junior to the Series D Preferred Stock with respect to rights on a statutory liquidation,
(3) ranks on a parity basis with the Series D Preferred Stock with respect to rights on liquidation, dissolution or winding up, except a statutory liquidation, (4) ranks on a parity basis with Series D Preferred Stock and Common Stock with respect to dividend rights, and (5) ranks senior to the Common Stock and any other series or class of the Company's common or preferred stock, now or hereafter authorized, other than Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock, with respect to rights on liquidation, dissolution and winding up.

         Holders of Series C Preferred Stock are entitled to dividends in cash or property when, as and if declared by the Board of Directors of Tritel. Upon any liquidation, dissolution or winding up of Tritel, holders of Series C Preferred Stock are entitled to receive, after payment to any stock ranking senior to the Series C Preferred Stock, a liquidation preference equal to (1) the quotient of the aggregate paid-in-capital of all Series C Preferred Stock held by a stockholder divided by the total number of shares of Series C Preferred Stock held by that stockholder plus (2) declared but unpaid dividends on the Series C Preferred Stock, if any, plus (3) an amount equal to interest on the invested amount at the rate of 6 1/2% per annum, compounded quarterly. The holders of the Series C Preferred Stock have the right at any time to convert each share of Series C Preferred Stock, and upon the initial public offering in December 1999, each share of Series C Preferred Stock automatically converted into shares of Class A Common Stock of and Class D Common Stock. The number of shares the holder received upon conversion was determined by dividing the aforementioned liquidation preference by the conversion price in effect at the time of $2.50. On all matters to be submitted to the stockholders of Tritel, the holders of Series C Preferred Stock shall have the right to vote on an as-converted basis as a single class with the holders of the Common Stock. Additionally, the affirmative vote of the holders of a majority of the Series C Preferred Stock is required to approve certain matters. The Series C Preferred Stock is not redeemable.

         The Company issued 18,262 shares of Series C Preferred Stock with a stated value of $18,262,000 to the Predecessor Company on January 7, 1999 in exchange for certain of its assets, liabilities and continuing operations. The stock was recorded at the historical cost of the assets and liabilities acquired from the Predecessor Company since, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel.

         The Company also issued 14,130 shares of Series C Preferred Stock with a stated value of $14,130,000 to the Predecessor Company on January 7, 1999 in exchange for cash of $14,130,000. In the same transaction, the Company also issued 149,239 shares of Series C Preferred Stock with a stated value of $149,239,000 to investors on January 7, 1999 in exchange for cash. The stock was recorded at its stated value and the costs associated with this transaction have been offset against equity.

         Additionally, the Company issued 2,602 shares of Series C Preferred Stock with a stated value of $2,602,000 to Central Alabama Partnership, LP 132 on January 7, 1999 in exchange for its net assets. The stock was recorded at its stated value and the assets and liabilities were recorded at estimated fair values.

         All of the Series C Preferred Stock outstanding converted into 73,349,620 shares of Class A and 4,962,804 shares of Class D common stock upon the closing of the initial public offering on December 13, 1999.

         Series D Preferred Stock

         The Series D Preferred Stock (1) ranks junior to the Series A Preferred Stock and the Series B Preferred Stock with respect to dividend rights and rights on liquidation, dissolution or winding up, (2) ranks senior to the Series C Preferred Stock with respect to rights on a statutory liquidation, (3) ranks on a parity basis with Series C Preferred Stock with respect to rights on liquidation, dissolution and winding up, except a statutory liquidation, (4) ranks on a parity basis with Series C Preferred Stock and Common Stock with respect to dividend rights, and (5) ranks senior to the Common Stock and any other series or class of Tritel's common or preferred stock, now or hereafter authorized, other than Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, with respect to rights on liquidation, dissolution and winding up. Subject to the preceding sentence, the Series D Preferred Stock is identical in all respects to the Series C Preferred Stock, except:

         o the Series D Preferred Stock is convertible into an equivalent number of shares of Series C Preferred Stock at any time. This stock is then convertible to common stock at the conversion rate of the original Series C Preferred Stock set forth on the date of the initial public offering, or 18,463,121 shares of Class A Common stock and 1,249,207 shares of Class D common stock;

         o the liquidation preference for Series D Preferred Stock equals $1,000 per share plus declared but unpaid dividends plus an amount equal to interest on $1,000 at the rate of 6 1/2% per annum, compounded quarterly, from the date of issuance of such share to and including the date of the payment:

         o the holders of Series D Preferred Stock do not have any voting rights, other than those required by law or in certain circumstances; and

         o shares of Series D Preferred Stock are not automatically convertible upon an initial public offering of the Company's stock.

         The Company issued 46,374 shares of Series D Preferred Stock with a stated value of $46,374,000 to AT&T Wireless on January 7, 1999.

         Common Stock

         Following is a summary of the common stock of the Company:

         1,016,000,009 shares of common stock, par value $.01 per share (the "Common Stock"), which have been designated as follows:

         o 500,000,000 shares designated "Class A Voting Common Stock" (the "Class A Common Stock"),

         o 500,000,000 shares designated "Class B Non-Voting Common Stock" (the "Class B Common Stock"),

         o 4,000,000 shares designated "Class C Common Stock" (the "Class C Common Stock"),

         o 12,000,000 shares designated "Class D Common Stock" (the "Class D Common Stock") and

         o nine shares designated "Voting Preference Common Stock" (the "Voting Preference Common Stock")

         The Common Stock of Tritel is divided into two groups, the "Non-Tracked Common Stock," which is comprised of the Class A Common Stock, the Class B Common Stock and the Voting Preference Common Stock, and the "Tracked Common Stock," which is comprised of the Class C Common Stock and Class D Common Stock. Each share of Common Stock is identical, and entitles the holder thereof to the same rights, powers and privileges of stockholders under Delaware law, except:

         o dividends on the Tracked Common Stock track the assets and liabilities of Tritel C/F Holding Corp., a subsidiary of Tritel;

         o rights on liquidation, dissolution or winding up of Tritel of the Tracked Common Stock track the assets and liabilities of Tritel C/F Holding Corp.;

         o the Class A Common Stock, together with the Series C Preferred Stock, has 4,990,000 votes, the Class B Common Stock has no votes, the Class C Common Stock has no votes, the Class D Common Stock has no votes and the Voting Preference Common Stock has 5,010,000 votes, except that in any matter requiring a separate class vote of any class of Common Stock or a separate vote of two or more classes of Common Stock voting together as a single class, for the purposes of such a class vote, each share of Common Stock of such classes will be entitled to one vote per share;

         o in the event the FCC indicates that the Class A Common Stock and the Voting Preference Stock (1) may be voted as a single class on all matters, (2) may be treated as a single class for all quorum requirements and (3) may have one vote per share, then, absent action by the Board of Directors and upon an affirmative vote of 66 2/3% or more of the Class A Common Stock, Tritel must seek consent from the FCC to permit the Class A Common Stock and the Voting Preference Common Stock to vote and act as a single class in the manner described above;

         o the holders of shares of Class B Common Stock shall be entitled to vote as a separate class on any amendment, repeal or modification of any provision of the restated certificate of Incorporation that adversely affects the powers, preferences or special rights of the holders of the Class B Common Stock;

         o each share of Class B Common Stock may be converted, at any time at the holder's option, into one share of Class A Common Stock;

         o each share of Class A Common Stock may be converted, at any time at the holder's option, into one share of Class B Common Stock; and

         o in the event the FCC indicates that it will permit the conversion of Tracked Common Stock into either Class A Common Stock or Class B Common Stock, then, absent action by the Board of Directors and upon an affirmative vote of 66 2/3% or more of the Class A Common Stock, such conversion will be allowed by Tritel at the option of the holders of the Tracked Common Stock.

         As of December 31, 1999, the Company has issued 10,981,932 shares of Class A Common Stock, 1,380,448 shares of Class C Common Stock and 6 shares of Voting Preference Common Stock to certain members of management of the Company. The Class A and Class C common stock issued to management are restricted shares subject to repurchase agreements which require the holders to sell to the Company at a $0.01 repurchase price per share, the number of shares that would be equal to $2.50 per share on specified "Trigger Dates" including a change of control, termination of employment, or the seventh anniversary of the agreement. On the "Trigger Date", the holders must sell to the Company the number of shares necessary, based on the then current fair value of the stock based on the average closing price for the most recent ten trading days, to reduce the number of shares of stock held by an amount equal to the number of shares then held by the holder times $2.50 per share (in essence, requiring the holders to pay $2.50 per share for their shares of stock). Also, in the event the Company does not meet certain performance measurements, certain members of management will be required to sell to the Company a fixed number of shares at $0.01 per share.

         Based on the terms of the repurchase agreement, this plan is being accounted for as a variable stock plan. Accordingly, the Company will record Stock-based Compensation Expense over the vesting period for the difference between the quoted market price of the Company's stock at each measurement date and the current fair value of the stock to be repurchased from the individuals. Subsequent to year end, the Board of Directors approved a plan to modify these awards to remove the provision that requires management to surrender a portion of their shares. The effective date of this modification if and when completed will become the measurement date upon which the value of the award will be fixed. Assuming our Class A common stock continues to have a fair value of approximately $28.50 per share on the measurement date, we would record additional non-cash compensation expense related to these shares for the period from 2000 to 2004 of approximately $131.0 million. Future stock price movement will result in charges that differ from this amount. Each dollar increase or decrease in the average closing price of our common stock for the last ten trading days of any quarter will result in an increase or decrease in the non-cash compensation expense related to these shares of approximately $12.4 million.

         In conjunction with the Company's agreement with Mr. Sullivan (see
Note 17), the Company agreed to repurchase 1,276,000 shares of the officer's stock at $0.01 per share and allow the officer to become fully vested in his remaining 1.8 million shares without restriction or repurchase rights. As a result, the Company recorded $4.5 million as compensation expense and additional paid in capital. Such amount represents the fair value of the stock at the time of the agreement without restrictions or repurchase rights.

(12)     STOCK OPTION PLANS

         In January 1999, the Company adopted a stock option plan for employees and a stock option plan for non-employee directors.

         Tritel's 1999 Stock Option Plan (the "Stock Option Plan") authorizes the grant of certain tax-advantaged stock options, nonqualified stock options and stock appreciation rights for the purchase of an aggregate of up to 10,462,400 shares of common stock of Tritel. The Stock Option Plan benefits qualified officers, employee directors and other key employees of, and consultants to, Tritel and its subsidiaries in order to attract and retain those persons and to provide those persons with appropriate incentives. The Stock Option Plan also allows grants or sales of common stock to those persons. The maximum term of any stock option to be granted under the Stock Option Plan is ten years. Grants of options under the Stock Option Plan are determined by the Board of Directors or a compensation committee designated by the Board.

         The exercise price of incentive stock options under the Stock Option Plan must not be less than the fair market value of the common stock on the grant date and the exercise price of all other options must not be less that 75% of such fair market value. The Stock Option Plan will terminate in 2009 unless extended by amendment.

         As of December 31, 1999, 4,585,028 restricted shares and 2,081,422 stock options with an average exercise price of $18.05 were granted under the Stock Option Plan. The restricted stock is subject to the repurchase agreements as discussed in Note 11. The restricted shares will vest in varying percentages, up to 80% vesting, over five years. The remaining 20% will vest if the Company meets certain performance benchmarks for development and construction of its wireless PCS network. Stock options generally vest 25% on each of the first four anniversaries of the date of the grant. A portion of the stock options granted to employees in connection with the initial public offering vest 25% on the thirty-first day after grant and 25% on each of the first three anniversaries of the date of the grant. The stock options outstanding as of December 31, 1999 vest 100% upon a change of control.

         Tritel's 1999 Stock Option Plan for Non-employee Directors (the "Non-employee Directors Plan") authorizes the grant of certain nonqualified stock options for the purchase of an aggregate of up to 100,000 shares of common stock of Tritel. The Non-employee Directors Plan benefits non-employee directors of Tritel in order to attract and retain those persons and to provide those persons with appropriate incentives. The maximum term of any stock option to be granted under the Non-employee Directors Plan is ten years. Grants of options under the Non-employee Directors are determined by the Board of Directors.

         The exercise price of nonqualified stock options granted under the Non-employee Directors Plan must not be less than the fair market value of the common stock on the grant date. The Non-employee Directors Plan will terminate in 2009 unless extended by amendment.

         As of December 31, 1999, 45,000 options with an exercise price of $18 per share were outstanding under the Non-employee Directors Plan. These options vest 20% on the date of grant and an additional 20% on each of the first four anniversaries of the date of the grant and fully vest upon a change of control.

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation has been recognized for the stock options. If compensation cost had been determined based on the fair value at grant date for awards in 1999 in accordance with SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (dollars in thousands):

           Net loss - As reported                                 $247,454
           Net loss - Pro forma                                    250,608
           Net loss per share - As reported                          33.25
           Net loss per share - Pro forma                            33.66

         The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           Expected life                                     5 Years
           Risk-free interest rate                            6.16%
           Expected volatility                                 56%
           Dividend yield                                      0%

         The weighted average fair value of options granted during 1999 was $8.52 per share. At December 31, 1999, 9,000 options were exercisable.

         The following table summarizes information about stock options outstanding at December 31, 1999:

             Exercise            Number of                   Remaining
               Price        Options Outstanding           Contractual Life
               -----        -------------------           ----------------
                  $18.00           2,119,572                  10 years
                   31.69               6,850                  10 years

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The carrying amounts at December 31, 1998 and 1999 for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and variable rate long-term debt are reasonable estimates of their fair values. The carrying amount of fixed-rate long-term debt is believed to approximate fair value because such debt was discounted to reflect market interest rate at inception and such discount is believed to be approximate for valuation of this debt.

(14)     RELATED PARTY TRANSACTIONS

         On January 7, 1999, the Company entered into a secured promissory note agreement under which it agreed to lend up to $2,500,000 to the Predecessor Company. Interest on advances under the loan agreement is 10% per year. The interest will compound annually and interest and principal are due at maturity of the note. The note is secured by the Predecessor Company's ownership interest in the Company. Any proceeds from the sales of licenses by the Predecessor Company, net of the repayment of any FCC debt, are required to be applied to the note balance. If the note has not been repaid within five years, it will be repaid through a reduction of the Predecessor Company's interest in the Company based on a valuation of the Company's stock at that time. The balance of this note at December 31, 1999 was approximately $2.3 million.

(15)     ASSETS AND LIABILITIES RETAINED BY PREDECESSOR COMPANY

         Certain assets and liabilities, with carrying amounts of $22,070,000 and $17,367,000, respectively, principally for certain FCC licenses and related FCC debt, which were retained by the Predecessor Company have been reflected in these financial statements as a distribution to the Predecessor Company. The Predecessor Company is holding such assets and liabilities but is not currently developing the PCS markets. Of the assets retained by the Predecessor Company, Tritel was granted an option to acquire certain PCS licenses for approximately 1.2 million shares of Class A common stock. During May 1999, Tritel notified the Predecessor Company of its intent to exercise this option. Such licenses will be transferred to Tritel after approval by the FCC. Tritel has committed to sell to AT&T Wireless or its designee such licenses.

(16)     LEASES

         The Company leases office space, equipment, and co-location tower space under noncancelable operating leases. Expense under operating leases was $3,000, $334,000 and $7.2 million for 1997, 1998 and 1999, respectively.
Management expects that in the normal course of business these leases will be renewed or replaced by similar leases. The leases extend through 2008.

         Future minimum lease payments under these leases at December 31, 1999 are as follows:

           (dollars in thousands)
           2000                                                       $13,940
           2001                                                        13,846
           2002                                                        13,731
           2003                                                        13,239
           2004                                                         8,955
           Thereafter                                                   8,881
                                                                       ------
                Total                                                 $72,592
                                                                       ======

(17)     COMMITMENTS AND CONTINGENCIES

         Effective September 1, 1999, Tritel, Inc. and Jerry M. Sullivan entered into an agreement to redefine Mr. Sullivan's relationship with Tritel, Inc. and its subsidiaries. Mr. Sullivan has resigned as an officer and a director of Tritel, Inc. and all of its subsidiaries. Mr. Sullivan will retain the title Executive Vice President of Tritel, Inc. through December 31, 2001; however, under the agreement, he is not permitted to represent the Company nor will he perform any functions for Tritel, Inc. As part of the agreement, Mr. Sullivan will also receive an annual salary of $225,000 and an annual bonus of $112,500 through December 31, 2002. Mr. Sullivan became fully vested in 1,800,000 shares of Class A Common Stock and returned all other shares held by him, including his Voting Preference Common Stock to Tritel, Inc. Accordingly, the Company has recorded $5.8 million in additional compensation expense during 1999. The $5.8 million was determined pursuant to the settlement of Mr. Sullivan's employment relationship with the Company, and includes $4.5 million for the grant of additional stock rights, $225,000 annual salary and $112,500 annual bonus through December 31, 2002, and other related amounts.

         Mr. Sullivan had served as Director, Executive Vice President and Chief Operating Officer of Tritel, Inc. since 1993. The foregoing agreements supersede the employment relationship between Tritel, Inc. and Mr. Sullivan defined by the Management Agreement and Mr. Sullivan's employment agreement.

         In December 1998, the Company entered into an acquisition agreement with an equipment vendor whereby the Company agreed to purchase a minimum of $300,000,000 of equipment, software and certain engineering services over a five-year period in connection with the construction of its wireless telecommunications network. The Company agreed that the equipment vendor would be the exclusive provider of such equipment during the term of the agreement. As part of this agreement, the vendor advanced $15,000,000 to the Company at the closing of the transactions described herein. The $15,000,000 deferred credit is accounted for as a reduction in the cost of the equipment as the equipment is purchased.

(18)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly financial data is as follows:

                                                 (dollars in thousands except per share data)
                                                             For the Quarters Ended

                                  March 31                June 30             September 30           December 31
                              1998        1999       1998        1999        1998       1999       1998       1999
                              ----        ----       ----        ----        ----       ----       ----       ----
Revenues                   $           $           $          $           $           $    179   $          $  6,580
Operating loss                  (763)     (7,471)      (997)     (8,801)     (1,390)   (22,305)    (4,536)  (226,911)
Loss before extraordinary
   item                         (743)     (8,247)      (990)    (10,027)     (1,398)   (10,482)    (5,200)  (218,698)
Net loss                        (743)     (8,247)      (990)    (10,027)     (3,812)   (10,482)    (5,200)  (218,698)
Net loss per common share                 $(2.76)                $(3.30)                $(3.45)               $(9.20)


(19)     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Years Ended December 31,
                                                                 ------------------------------
                                                                   1997      1998      1999
                                                                   ----      ----      ----
     (dollars in thousands)
     Cash paid for interest, net of amounts capitalized             $   -     $   -  $  14,362

     Significant non-cash investing and financing activities:
       Long-term debt incurred to obtain FCC licenses, net of
       discount                                                     23,116        -         -
       Capitalized interest and discount on debt                     6,799     7,614    10,062
       Deposits applied to purchase of FCC licenses                  5,000        -         -
       Capital expenditures included in accounts payable                -      5,762    81,913
       Election of FCC disaggregation option for return of
       spectrum:
          Reduction in FCC licensing costs                              -     35,442        -
          Reduction in accrued interest payable and long-term           -     33,028        -
          debt

       Preferred stock issued in exchange for assets and                -         -    156,837
       liabilities


(20)     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The following condensed consolidating financial statements as of and for the year ended December 31, 1999 are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS who serve as guarantors and those subsidiaries who do not serve as guarantors of the senior subordinated discount notes.



                                         Condensed Consolidating Balance Sheet
                                                As of December 31, 1999


                                                           Tritel PCS,   Guarantor     NonGuarantor                   Consolidated
           (dollars in thousands)            Tritel, Inc.     Inc.      Subsidiaries   Subsidiaries   Eliminations     Tritel, Inc.
                                           ----------------------------------------------------------------------------------------

      Current assets:
        Cash and cash equivalents      $             -       613,999      (4,730)            -                -        609,269
        Other current assets                     2,462         1,407       17,426            -                -         21,295
        Intercompany receivables                 1,799       210,673            -            -        (212,472)              -
                                       ============================================================================================
            Total current assets                 4,261       826,079       12,696            -        (212,472)        630,564

      Restricted cash                                -         6,594            -            -                -          6,594
      Property and equipment, net                    -             -      262,343            -                -        262,343
      Licenses and other intangibles            59,508             -            -      201,946                -        261,454
      Investment in subsidiaries               445,301        73,286            -            -        (518,587)              -
      Other long term assets                         -        62,633           82            -         (27,308)         35,407
                                       ============================================================================================
             Total assets              $       509,070       968,592      275,121      201,946        (758,367)      1,196,362
                                       ============================================================================================
      Current liabilities:
        Accounts payable, accrued
          expenses and                 $            29         1,240      111,257        1,721                -        114,247
          other current liabilities
        Intercompany payables                        -             -      196,950       15,522        (212,472)              -
                                       ============================================================================================
            Total current liabilities               29         1,240      308,207       17,243        (212,472)        114,247
                                       ============================================================================================
      Non-current liabilities:
        Long-term debt                               -       516,734       27,121       40,982         (27,121)        557,716
        Deferred income taxes and               22,009         5,318     (20,024)       30,251            (187)         37,367
        other
                                       ============================================================================================
             Total liabilities                  22,038       523,292      315,304       88,476        (239,780)        709,330

      Series A redeemable convertible
        preferred stock                         99,586             -            -            -                -         99,586
                                       ============================================================================================
      Stockholders' equity (deficit)           387,446       445,300     (40,183)      113,470        (518,587)        387,446
                                       ============================================================================================
             Total liabilities and     $       509,070       968,592      275,121      201,946        (758,367)      1,196,362
        equity
                                       ============================================================================================
                                       ============================================================================================







                                    Condensed Consolidating Statement of Operations
                                          For the Year Ended December 31, 1999


                                                           Tritel PCS,   Guarantor     NonGuarantor                   Consolidated
           (dollars in thousands)            Tritel, Inc.     Inc.      Subsidiaries   Subsidiaries   Eliminations     Tritel, Inc.
                                           ----------------------------------------------------------------------------------------


    Revenues                           $             -             -        7,974        1,038        (2,253)            6,759
                                       ============================================================================================
    Operating Expenses:
      Cost of services and equipment                 -             -        6,966            -              -            6,966
      Technical operations                           -             -       18,459            -              -           18,459
      General and administrative                    56            45       25,065            2        (2,253)           22,915
      Sales and marketing                                          -       20,404            -              -           20,404
      Stock-based compensation                 190,664             -            -            -              -          190,664
      Depreciation and amortization              5,620             -        6,621          598              -           12,839
                                       ============================================================================================
      Total operating expenses                 196,340            45       77,515          600        (2,253)          272,247
                                       ============================================================================================
    Operating loss                           (196,340)          (45)     (69,541)          438              -        (265,488)
    Interest income                                170        16,553          255            -          (187)           16,791
    Financing cost                                   -             -      (2,230)            -              -          (2,230)
    Interest expense                                 -      (24,924)        (233)            -            187         (24,970)
                                       ============================================================================================
      Income (loss) before income            (196,170)       (8,416)     (71,749)          438              -        (275,897)
    taxes
    Income tax benefit (expense)                 2,051         3,135       23,420        (163)              -           28,443
                                       ============================================================================================
    Net loss                           $     (194,119)       (5,281)     (48,329)          275              -        (247,454)

                                       ============================================================================================
                                       ============================================================================================





                                    Condensed Consolidating Statement of Cash Flows
                                          For the Year Ended December 31, 1999

                                                           Tritel PCS,   Guarantor     NonGuarantor                   Consolidated
           (dollars in thousands)            Tritel, Inc.     Inc.      Subsidiaries   Subsidiaries   Eliminations     Tritel, Inc.
                                           ----------------------------------------------------------------------------------------

      Net cash provided by (used in)
        operating activities           $       (3,648)        3,554      (50,981)            -             -          (51,075)
                                       ============================================================================================

      Cash flows from investing activities:

        Capital expenditures                         -             -    (172,448)            -             -         (172,448)
        Advance under notes receivable               -       (7,500)         (50)            -             -           (7,550)
        Investment in subsidiaries           (376,718)       376,718            -            -             -                 -
        Capitalized interest on debt                 -             -      (3,863)      (9,760)             -          (13,623)
        Decrease in other assets                 (325)       (6,883)            -            -             -           (7,208)
                                       ============================================================================================
      Net cash provided by (used in)
        investing activities:                (377,043)       362,335    (176,361)      (9,760)             -         (200,829)
                                       ============================================================================================

      Cash flows from financing activities:

        Proceeds from long term debt                 -       300,000            -            -             -           300,000
        Proceeds from senior                         -       200,240            -            -             -           200,240
          subordinated debt
        Repayments of notes payable           (22,100)             -            -            -             -          (22,100)
        Payment of debt issuance
          costs and other deferred             (8,507)      (30,202)            -            -             -          (38,709)
          charges

        Intercompany                             4,556     (236,928)      222,612        9,760             -                 -
        receivable/payable
        Proceeds from vendor discount                         15,000            -            -             -            15,000
        Issuance of preferred stock            163,370             -            -            -             -           163,370
        Issuance of common stock, net          242,526             -            -            -             -           242,526
      Net cash provided by financing   ============================================================================================
        activities:                            379,845       248,110      222,612        9,760            -           860,327
                                       ============================================================================================
      Net increase (decrease) in
        restricted cash, cash and
        cash equivalents                         (846)       613,999      (4,730)            -            -           608,423
                                       ============================================================================================
      Cash and cash equivalents at
        beginning of period                        846             -            -            -            -               846
                                       ============================================================================================
      Cash and cash equivalents at
        End of period                  $             -       613,999      (4,730)            -            -           609,269
                                       ============================================================================================

         The condensed combining financial statements for 1998 of Tritel, Inc. and the Predecessor Companies have been provided below to comply with the current requirement to show consolidating data for guarantors and non-guarantors for all periods presented. While Tritel, Inc. and its subsidiaries were formed during 1998, their only activities in 1998 were the acquisition of property and equipment approximating $1.5 million and losses totaling $32,000. The assets of the Predecessor Companies and the assets acquired from AT&T Wireless and Central Alabama were transferred to Tritel, Inc. and its subsidiaries during 1999. Therefore, the following statements do not correspond with the current corporate structure and do not show data by guarantor and non-guarantor relationship to the senior subordinated discount notes.


                                                       Combining Balance Sheet
                                                       As of December 31, 1998

                                                Predecessor
                                                  Companies        Tritel      Eliminations      Combined
                                                -------------------------------------------------------------
(dollars in thousands)
                    Assets
Current assets:

     Cash and cash equivalents                         $ 845            $ 1          $   --          $ 846
     Due from affiliates                               1,817             --         (1,576)            241
     Other current assets                                719             --              --            719
                                                 --------------    -----------    ------------    ------------

          Total current assets                         3,381              1         (1,576)          1,806
Property and equipment, net                           12,263          1,553              --         13,816
FCC licensing costs                                   71,466             --              --         71,466
Other assets                                           1,933             --              --          1,933
                                                 --------------    -----------    ------------    ------------

          Total assets                               $89,043         $1,554        $(1,576)        $89,021

   Liabilities and Members' Equity (Deficit)

Current liabilities:
     Notes payable                                   $22,405          $  --           $  --        $22,405
     Due to affiliates                                    --          1,576         (1,576)             --
     Accounts payable and accrued expenses            10,496             10              --         10,506
                                                 --------------    -----------    ------------    ------------
          Total current liabilities                   32,901          1,586         (1,576)         32,911

Non-current liabilities:
     Long-term debt                                   51,599             --              --         51,599
     Note payable to related party                     6,270             --              --          6,270
     Other liabilities                                   224             --              --            224
                                                 --------------    -----------    ------------    ------------
          Total non-current liabilities               58,093             --              --         58,093
                                                 --------------    -----------    ------------    ------------
          Total liabilities                           90,994          1,586         (1,576)         91,004

Contributed capital, net                              13,497             --              --         13,497
Deficit accumulated during development stage        (15,448)           (32)              --       (15,480)
                                                 --------------    -----------    ------------    ------------
          Total members' equity (deficit)            (1,951)           (32)              --        (1,983)
                                                 --------------    -----------    ------------    ------------
          Total liabilities and members'             $89,043         $1,554        $(1,576)        $89,021
     equity (deficit)
                                                 ==============    ===========    ============    ============




                                                  Combining Statement of Operations
                                                For the Year Ended December 31, 1998

                                                     Predecessor
                                                       Companies            Tritel            Combined
                                                  -----------------------------------------------------------
(dollars in thousands)
Revenues:                                              $                    $                 $
                                                  ------------------        -----------      ----------------
Operating expenses:
Technical operations                                       1,918               21                1,939
General and administrative                                 4,937               10                4,947
Sales and marketing                                          451                1                  452
Depreciation and amortization                                348               --                  348
                                                  ------------------        -----------      ----------------
                                                           7,654               32                7,686
                                                  ------------------        -----------      ----------------
Operating loss                                           (7,654)             (32)              (7,686)
Interest income                                               77               --                   77
Interest expense                                           (722)               --                (722)
                                                  ------------------        -----------      ----------------
Loss before extraordinary item                           (8,299)             (32)              (8,331)

Loss on return of spectrum                               (2,414)               --              (2,414)
                                                  ------------------        -----------      ----------------
Net loss                                               $(10,713)            $(32)            $(10,745)
                                                  ==================        ===========      ================



                                                  Combining Statement of Cash Flows
                                                For the Year Ended December 31, 1998

                                                               Predecessor
                                                                Companies         Tritel        Combined
                                                             ------------------------------------------------
(dollars in thousands)
Net cash used in operating activities                             $(10,039)         $1,543        $(8,496)
                                                             ----------------      ---------    -------------
Cash flows from investing activities:

         Purchase of property and equipment                         (4,428)        (1,542)         (5,970)
         Capitalized interest on debt used to obtain FCC
            licenses                                                (2,905)             --         (2,905)
                                                             ----------------      ---------    -------------
Net cash used in investing activities                               (7,333)        (1,542)         (8,875)
                                                             ----------------      ---------    -------------
Cash flows from financing activities:
         Proceeds from notes payable to others                       38,705             --          38,705
         Repayments of notes payable to others                     (21,300)             --        (21,300)
         Payment of debt issuance costs and other deferred
            charges                                                   (951)             --           (951)
                                                             ----------------      ---------    -------------
Net cash provided by financing activities                            16,454             --          16,454
                                                             ----------------      ---------    -------------
Net increase (decrease) in cash and cash equivalents                  (918)              1           (917)
Cash and cash equivalents at beginning of year                        1,763             --           1,763
                                                             ----------------      ---------    -------------
Cash and cash equivalents at end of year                              $ 845            $ 1           $ 846
                                                             ================      =========    =============


     Tritel, Inc. was formed during 1998. Therefore, the 1997 combining financial information is identical to the Consolidated Financial Statements.

(21)     SUBSEQUENT EVENT

     On February 28, 2000, the Company announced an agreement to merge with TeleCorp PCS, Inc., headquartered in Arlington, Virginia. This merger is expected to take place during the second half of 2000 and is a tax-free exchange of stock with Tritel shareholders receiving 0.76 shares of the new entity's stock in exchange for each of their Tritel shares. The exchange ratio is fixed regardless of future stock price movement. This transaction is expected to be accounted for as a purchase business combination.

     On the closing of the merger, AT&T will extend its initial five-year brand sharing agreement for an additional two years.