Form 10-Q
period 2000-03-31
TRITEL INC
filed 2000-05-15
CIK 1088383

FORM 10-Q. - Quarterly Report Under Section 23 or 15(d) of the
                       Securities Exchange Act of 1934

          FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: ___________

                                 TRITEL, INC.
            (Exact name of registrant as specified in its charter)


                         Delaware                                                   64-0896417
(State or other jurisdiction of incorporation or organization           (I.R.S. Employer Identification No.)


                       111 E. Capitol Street, Suite 500
                               Jackson, MS 39201

                   (Address of Principal Executive Offices)

                                (601) 914-8000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No[ ]

     On April 28, 2000, there were 97,809,885 shares of class A voting common stock, 2,927,120 shares of class B non-voting common stock, 1,380,448 shares of class C common stock, 4,962,804 shares of class D common stock and 6 shares of voting preference common stock outstanding.

                                   Form 10-Q

                                 Tritel, Inc.

                         Quarter Ended March 31, 2000

                               Table of Contents

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Tritel, Inc. Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets-
           December 31, 1999 and March 31, 2000..............................2

          Condensed Consolidated Statements of Operations- Three-Month
           Periods Ended March 31, 1999 and March 31, 2000...................3

          Condensed Consolidated Statements of Cash Flows- Three-Month
           Periods Ended March 31, 1999 and March 31, 2000...................4

          Notes to Condensed Consolidated Financial Statements...............5

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................21

Item 4   Submission Of Matters To A Vote Of Security Holders................21

Item 5.  Other Information..................................................21

Item 6.  Exhibits And Reports On Form 8-K...................................21

Signature Page .............................................................22

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 TRITEL, INC.
                     Condensed Consolidated Balance Sheets
               December 31, 1999 and March 31, 2000 (unaudited)
                  (amounts in thousands, except share data)

                                                                                 December 31,          March 31,
                                                                                     1999                2000
                                                                               ----------------     ---------------
                                  Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                    $      609,269            482,459
   Accounts receivable, net                                                              5,040              8,708
   Inventory                                                                             8,957             16,410
   Prepaid expenses and other current assets                                             7,298              8,188
                                                                               ----------------     ---------------
                 Total current assets                                                  630,564            515,765
Restricted cash                                                                          6,594              6,125
Property and equipment, net                                                            262,343            292,215
Federal Communications Commission licensing costs, net                                 201,946            203,107
Intangible assets, net                                                                  59,508             58,077
Other assets                                                                            35,407             34,585
                                                                               ----------------     ---------------
                 Total assets                                                   $    1,196,362          1,109,874
                                                                               ================     ===============
                 Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                                         $          923                960
   Accounts payable and accrued liabilities                                            113,324             64,118
                                                                               ----------------     ---------------
                 Total current liabilities                                             114,247             65,078
                                                                               ----------------     ---------------
Non-current liabilities:
   Long-term debt                                                                      557,716            564,483
   Deferred income taxes and other liabilities                                          37,367             38,891
                                                                               ----------------     ---------------
                 Total non-current liabilities                                         595,083            603,374
                                                                               ----------------     ---------------
                 Total liabilities                                                     709,330            668,452
                                                                               ----------------     ---------------
Series A 10% redeemable convertible preferred stock                                     99,586            101,853
                                                                               ----------------     ---------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
     Series D, outstanding 46,374 shares in 1999 and 2000                               46,374             46,374
   Common stock issued and outstanding at March 31, 2000
     Class A Voting - 97,799,735 shares; Class B Non-voting - 2,927,120 shares; Class C - 1,380,448; Class D - 4,962,804 shares, Voting
     Preference -- 6 shares                                                              1,071              1,071
   Additional paid in capital                                                          611,277            719,563
   Accumulated deficit                                                                (271,276)          (427,439)
                                                                               ----------------     ---------------
                 Total stockholders' equity                                            387,446            339,569
                                                                               ----------------     ---------------
                 Total liabilities, redeemable preferred stock
                     and stockholders' equity                                   $    1,196,362          1,109,874
                                                                               ================     ===============

See Notes to Condensed Consolidated Financial Statements.

                                 TRITEL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

           For the Three-Month Periods Ended March 31, 1999 and 2000
                 (amounts in thousands, except per share data)

                                                                           Three months
                                                                              ended
                                                                            March 31,
                                                                -----------------------------------
                                                                     1999               2000
                                                                ----------------  -----------------
        Revenues                                                  $        -             15,499
                                                                     -------         ----------

        Operating expenses:

           Cost of service and equipment                                   -             13,703
           Technical operations                                        1,956             10,192
           General and administrative                                  2,890              9,328
           Sales and marketing                                         1,016             12,139
           Stock-based compensation                                        -            108,297
           Depreciation and amortization                               1,609             10,551
                                                                     -------         ----------
                 Total operating expenses                              7,471            164,210
                                                                     -------         ----------

              Operating loss                                          (7,471)          (148,711)
        Interest income                                                1,127              8,669
        Financing cost                                                (2,230)                 -
        Interest expense                                                   -            (14,360)
                                                                     -------         ----------
              Loss before income taxes                                (8,574)          (154,402)

        Income tax benefit                                             2,327                506
                                                                     -------         ----------
              Net loss                                                (6,247)          (153,896)

        Series A preferred dividend requirement                       (2,087)            (2,267)
                                                                     -------         ----------
        Net loss available to common stockholders                 $   (8,334)          (156,163)
                                                                     =======         ==========
        Basic and diluted net loss per share                      $                       (1.32)
                                                                                     ==========

See Notes to Condensed Consolidated Financial Statements.

                                 TRITEL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

           For the Three-Month Periods Ended March 31, 1999 and 2000
                            (amounts in thousands)

                                                                                   Three-months ended
                                                                                       March 31,
                                                                             -------------------------------
                                                                                 1999             2000
                                                                             -------------   ---------------

Cash flows from operating activities:
   Net loss                                                                    $  (6,247)         (153,896)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Financing costs                                                               2,230                 -
     Depreciation and amortization                                                 1,609            10,551
     Stock-based compensation                                                          -           108,297
     Accretion of discount on debt and amortization                                    -             6,472
       of debt issuance costs
     Deferred income tax benefit                                                  (2,327)             (506)
     Provision for bad debts                                                           -               188
     Changes in operating assets and liabilities:
       Accounts receivable                                                             -            (3,856)
       Inventory                                                                       -            (7,453)
       Accounts payable and accrued expenses                                      (3,870)          (10,935)
       Change in other current assets and liabilities                                404              (700)
                                                                               ---------       -----------
          Net cash used in operating activities                                   (8,201)          (51,838)
                                                                               ---------       -----------

Cash flows from investing activities:
   Capital expenditures                                                          (22,358)          (73,166)
   Advance under notes receivable                                                 (7,500)                -
   Capitalized interest on network construction and
    Federal Communications Commission licensing costs                             (3,715)           (1,806)
   (Increase) decrease in restricted cash                                         (8,393)              568
   Other                                                                               -              (144)
                                                                               ---------       -----------
          Net cash used in investing activities                                  (41,966)          (74,548)
                                                                               ---------       -----------

Cash flows from financing activities:
   Proceeds from (repayments of) long-term debt                                  200,000              (215)
   Repayments of notes payable                                                   (22,100)                -
   Payment of debt issuance costs and other deferred charges                     (27,201)             (199)
   Payment of stock issuance costs                                                     -               (61)
   Proceeds from vendor discount                                                  15,000                 -
   Issuance of preferred stock                                                   113,623                 -
   Proceeds from exercise of stock options                                             -                51
                                                                               ---------       -----------
          Net cash provided by (used in) financing activities                    279,322              (424)
                                                                               ---------       -----------

Net increase (decrease) in cash and cash equivalents                             229,155          (126,810)
Cash and cash equivalents at beginning of period                                     846           609,269
                                                                               ---------       -----------
Cash and cash equivalents at end of period                                     $ 230,001           482,459
                                                                               =========       ===========

See Notes to Condensed Consolidated Financial Statements.

                                 Tritel, Inc.
             Notes to Condensed Consolidated Financial Statements

1.   Organization

     Tritel, Inc. ("Tritel") was formed on April 23, 1998 by the controlling shareholders of Airwave Communications LLC and Digital PCS, LLC, our predecessor companies, to develop PCS markets in the south-central United States. On January 7, 1999, our predecessor companies transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for 18,262 shares of series C preferred stock in Tritel. The controlling shareholders of our predecessor companies control Tritel. Tritel will continue the activities of our predecessor companies and, for accounting purposes, this transaction was accounted for as a reorganization of the predecessor company into a C corporation and a name change to Tritel. Tritel and the predecessor company, together with Tritel's subsidiaries, are referred to collectively as "the Company."

2.   Merger with Telecorp PCS

     On February 28, 2000, Tritel and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provides for the creation of a new entity to be called TeleCorp PCS, Inc. Tritel and TeleCorp will merge into subsidiaries of the new entity.

     Under the Merger Agreement, each share of Tritel class A voting common stock will be converted into the right to receive 0.76 shares of the new entity's class A common stock. This exchange ratio is fixed regardless of future stock price movement.

     The Merger has been unanimously approved by the Tritel and TeleCorp boards of directors, with three members of the TeleCorp board abstaining. Shareholders with an excess of 50% of the voting power of each company have entered into agreements to vote in favor of the Merger. The Merger is still subject to regulatory approval and other conditions.

3.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations that may be expected for the complete fiscal year.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report to Shareholders on Form 10-K.

4.   Supplemental Cash Flow Information

                                                                                  Three months ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                                1999            2000
                                                                            -------------  --------------
  (Amounts in Thousands)
  Supplementary Information:
    Cash paid for interest, net of amounts capitalized                     $       -            7,888
                                                                            ===========      ===========
  Significant non-cash investing and financing activities:
    Capitalized interest and discount on debt                              $     221            1,481
                                                                            ===========      ===========
    Conversions of debt to equity                                          $   6,746                -
                                                                            ===========      ===========
    Capital expenditures included in accounts payable                      $  (5,762)          43,642
                                                                            ===========      ===========

5.  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. The Company is closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has not yet quantified the impact that the adoption will have on the consolidated financial statements of the Company.

6.   Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000 are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS who serve as guarantors and those subsidiaries who do not serve as guarantors of the senior subordinated discount notes.

                                                         Condensed Consolidating Balance Sheet
                                                                As of December 31, 1999

                                              Tritel,      Tritel PCS,    Guarantor    NonGuarantor                  Consolidated
           (Amounts in thousands)               Inc.           Inc.      Subsidiaries  Subsidiaries   Eliminations   Tritel, Inc.
                                           ---------------------------------------------------------------------------------------
      Current assets:
        Cash and cash equivalents           $        -       613,999        (4,730)            -              -         609,269
        Other current assets                     2,462         1,407         17,426            -              -          21,295
        Intercompany receivables                 1,799       210,673              -            -       (212,472)              -
                                             -----------   -----------   -----------   -----------   -------------   ------------
            Total current assets                 4,261       826,079         12,696            -       (212,472)        630,564

      Restricted cash                                -         6,594              -            -              -           6,594
      Property and equipment, net                    -             -        262,343            -              -         262,343
      Licenses and other intangibles            59,508             -              -      201,946              -         261,454
      Investment in subsidiaries               445,301        73,286              -            -       (518,587)              -
      Other long term assets                         -        62,633             82            -        (27,308)         35,407
                                             -----------   -----------   -----------   -----------   -------------   ------------
             Total assets                   $  509,070       968,592        272,121      201,946       (758,367)      1,196,362
                                             ===========   ===========   ===========   ===========   =============   ============

      Current liabilities:
        Accounts payable, accrued
         expenses and other current
          liabilities                       $       29         1,240        111,257        1,721              -         114,247
        Intercompany payables                        -             -        196,950       15,522       (212,472)              -
                                             -----------   -----------   -----------   -----------   -------------   ------------
            Total current liabilities               29         1,240        308,207       17,243       (212,472)        114,247
      Non-current liabilities:
        Long-term debt                               -       516,734         27,121       40,982        (27,121)        557,716
        Deferred income taxes and
        other                                   22,009         5,318       (20,024)       30,251           (187)         37,367
                                             -----------   -----------   -----------   -----------   -------------   ------------
             Total liabilities                  22,038       523,292        315,304       88,476       (239,780)        709,330

      Series A redeemable convertible
        preferred stock                         99,586             -              -            -              -          99,586
                                             -----------   -----------   -----------   -----------   -------------   ------------
      Stockholders' equity (deficit)           387,446       445,300       (40,183)      113,470       (518,587)        387,446
                                             -----------   -----------   -----------   -----------   -------------   ------------
             Total liabilities and equity   $  509,070       968,592        272,121      201,946       (758,367)      1,196,362
                                             ===========   ===========   ===========   ===========   =============   ============

                                                         Condensed Consolidating Balance Sheet
                                                                  As of March 31, 2000

                                            Tritel,    Tritel PCS,     Guarantor      NonGuarantor                  Consolidated
          (Amounts in thousands)              Inc.         Inc.       Subsidiaries    Subsidiaries   Eliminations   Tritel, Inc.
                                           ---------------------------------------------------------------------------------------
      Current assets:
        Cash and cash equivalents         $       -      472,193         10,266               -              -          482,459
        Other current assets                  2,926        2,407         27,973                              -           33,306
        Intercompany receivables                443      345,696              -                       (346,139)               -
                                           ---------------------------------------------------------------------------------------
            Total current assets              3,369      820,296         38,239                       (346,139)         515,765

      Restricted cash                             -        6,125              -                              -            6,125
      Property and equipment, net                 -            -        292,215                              -          292,215
      Licenses and other intangibles         58,077            -              -         203,107              -          261,184
      Investment in subsidiaries            401,979       34,126              -                       (436,105)               -
      Other long term assets                              70,354            424                        (36,193)          34,585
                                           ---------------------------------------------------------------------------------------
             Total assets                 $ 463,425      930,901        330,878         203,107       (818,437)       1,109,874
                                           =======================================================================================
      Current liabilities:
        Accounts payable, accrued
        expenses and other current
        liabilities                       $      20        1,117         62,219           1,722              -           65,078
        Intercompany payables                     0            -        328,793          17,346       (346,139)               -
                                           ---------------------------------------------------------------------------------------
            Total current liabilities            20        1,117        391,012          19,068       (346,139)          65,078
      Non-current liabilities:
        Long-term debt                            -      523,510         35,371          40,973        (35,371)         564,483
        Deferred income taxes and
        other liabilities                    21,983        4,295        (16,809)         30,244           (822)          38,891
                                           ---------------------------------------------------------------------------------------
             Total liabilities               22,003      528,922        409,574          90,285       (382,332)         668,452
                                           ---------------------------------------------------------------------------------------
      Series A redeemable convertible
        preferred stock                     101,853            -              -               -              -          101,853
                                           ---------------------------------------------------------------------------------------
      Stockholders' equity (deficit)        339,569      401,979        (78,696)        112,822       (436,105)         339,569
                                           ---------------------------------------------------------------------------------------
             Total liabilities and
                equity                    $ 463,425      930,901        330,878         203,107       (818,437)       1,109,874
                                           =======================================================================================

                                                  Condensed Consolidating Statement of Operations
                                                     For the Three-Months Ended March 31, 1999

                                             Tritel,    Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)              Inc.         Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                           ----------------------------------------------------------------------------------------

    Revenues                              $       -            -               -            -             -                 -
                                           ----------------------------------------------------------------------------------------
    Operating Expenses
      Cost of services and equipment              -            -               -            -             -
      Technical operations                        -            -           1,956            -             -             1,956
      General and administrative                  -            -           2,890            -             -             2,890
      Sales and marketing                         -            -           1,016            -             -             1,016
      Depreciation and amortization             980          384             245            -             -             1,609
                                           ----------------------------------------------------------------------------------------
        Total operating expenses                980          384           6,107            -             -             7,471

    Operating loss                             (980)        (384)         (6,107)           -             -            (7,471)
    Interest income                              38        1,052              37            -             -             1,127
    Financing cost                                -            -          (2,230)           -             -            (2,230)
    Interest expense                              -            -               -            -             -                 -
                                           ----------------------------------------------------------------------------------------
      Income (loss) before income taxes        (942)         668          (8,300)           -             -            (8,574)
    Income tax benefit (expense)                361         (256)          2,222            -             -             2,327
                                           ----------------------------------------------------------------------------------------
    Net loss                              $    (581)         412          (6,078)           -             -            (6,247)
                                           ========================================================================================

                                                   Condensed Consolidating Statement of Operations
                                                      For the Three-Months Ended March 31, 2000

                                             Tritel,    Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)              Inc.         Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                           ----------------------------------------------------------------------------------------

    Revenues                             $        -            -          15,499         1,309         (1,309)         15,499
                                           ----------------------------------------------------------------------------------------
    Operating Expenses
      Cost of services and equipment              -            -          13,703             -              -          13,703
      Technical operations                        -            -          10,192             -              -          10,192
      General and administrative              1,002            -           9,635             -         (1,309)          9,328
      Sales and marketing                         -            -          12,139             -              -          12,139
      Stock-based compensation              108,297            -               -             -              -         108,297
      Depreciation and amortization           1,431            -           8,304           816              -          10,551
                                           ----------------------------------------------------------------------------------------
        Total operating expenses            110,730            -          53,973           816         (1,309)        164,210
                                           ----------------------------------------------------------------------------------------
    Operating income (loss)                (110,730)           -         (38,474)          493              -        (148,711)
    Interest income                              66        9,006             231             -           (634)          8,669
    Interest expense                              -      (13,206)           (640)       (1,148)           634         (14,360)
                                           ----------------------------------------------------------------------------------------
      Income (loss) before income taxes    (110,664)      (4,200)        (38,883)         (655)             -        (154,402)
    Income tax benefit                           26           39             433             8              -             506
                                           ----------------------------------------------------------------------------------------
    Net loss                             $ (110,638)      (4,161)        (38,450)         (647)             -        (153,896)
                                           ========================================================================================

                                                   Condensed Consolidating Statement of Cash Flows
                                                      For the Three-Months Ended March 31, 1999

                                               Tritel,    Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)                Inc.         Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities                 $      37       1,052          (9,290)             -           -            (8,201)
                                              -------------------------------------------------------------------------------------
      Cash flows from investing activities:
        Capital expenditures                         -           -         (22,358)             -           -           (22,358)
        Advance under notes receivable               -      (7,500)              -              -           -            (7,500)
        Increase in restricted cash                  -      (8,393)              -              -           -            (8,393)
        Capitalized interest on debt                 -           -            (483)        (3,232)          -            (3,715)
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                        -     (15,893)        (22,841)        (3,232)          -           (41,966)
                                              -------------------------------------------------------------------------------------
      Cash flows from financing activities:
        Proceeds from long term debt                 -     200,000               -              -           -           200,000
        Repayments of notes payable            (22,100)          -               -              -           -           (22,100)
        Payment of debt issuance costs
         and other deferred charges                  -     (27,201)              -              -           -           (27,201)
        Intercompany receivable/payable         57,594     (94,955)         34,129          3,232           -                 -
        Proceeds from vendor discount                -      15,000               -              -           -            15,000
        Issuance of preferred stock            113,623           -               -              -           -           113,623
                                              -------------------------------------------------------------------------------------
      Net cash provided by financing
        activities:                            149,117      92,844                                          -           279,322
                                              -------------------------------------------------------------------------------------
      Net increase (decrease) in
        restricted cash, cash and
        cash equivalents                       149,154      78,003           1,998              -           -           229,155
      Cash and cash equivalents at
        beginning of period                        846           -               -              -           -               846
                                              -------------------------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                        $ 150,000      78,003           1,998              -           -           230,001
                                              =====================================================================================

                                              Condensed Consolidating Statement of Cash Flows
                                                 For the Three-Months Ended March 31, 2000

                                                Tritel,   Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)                 Inc.        Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities                 $ (1,409)        1,464        (51,893)             -           -            (51,838)
                                              -------------------------------------------------------------------------------------
      Cash flows from investing activities:
        Capital expenditures                        -             -        (73,166)             -           -            (73,166)
        Investment in subsidiaries                  -             -                             -           -                  -
        Decrease in other assets                    -           568           (144)             -           -                424
        Capitalized interest on debt                -             -           (719)        (1,087)          -             (1,806)
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                       -           568        (74,029)        (1,087)          -            (74,548)
                                              -------------------------------------------------------------------------------------
      Cash flows from financing activities:
        Repayment of long term debt                 -             -              -           (215)          -               (215)
        Payment of debt issuance
        costs and other deferred
          charges                                   -          (199)             -              -           -               (199)
        Intercompany receivable/payable         1,419      (143,639)       140,918          1,302                              -
        Payment of stock issuance costs           (61)            -              -              -           -                (61)
        Proceeds from exercise of stock
          options                                  51             -              -              -           -                 51
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities:                   1,409      (143,838)       140,918          1,087           -               (424)
                                              -------------------------------------------------------------------------------------
      Net increase (decrease) in
        restricted cash, cash and
        cash equivalents                            -      (141,806)        14,996              -           -           (126,810)
      Cash and cash equivalents at
        beginning of period                         -       613,999         (4,730)             -           -            609,269
                                              -------------------------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                        $      -       472,193         10,266              -           -            482,459
                                              =====================================================================================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Forward Looking Statements; Cautionary Statements

         Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute "forward-looking statements." Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in our Registration Statement on Form S-1 (Reg. No. 333-91207) and from time to time in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the Federal Communications Commission determines we are not a very small business or if we do not meet the Federal Communications Commission's minimum construction requirements,
(14) the technologies that we use may become obsolete, which would limit our ability to compete effectively, and (15) we may incur operating costs due to fraud. In addition, new factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We specifically decline any obligation to publicly release the result of any revisions that may be made to forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

General

         For periods prior to the fourth quarter of 1999, we were a development stage company. We launched commercial service in Jackson and Vicksburg, Mississippi in September 1999 and launched commercial service in Nashville, Knoxville and Chattanooga, Tennessee; Montgomery and Huntsville, Alabama; and Louisville and Lexington, Kentucky during the fourth quarter of 1999.

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

         AT&T Wireless operates the largest digital wireless network in North America. Its network consists of AT&T Wireless' existing digital and analog systems, PCS systems being constructed by four joint venture partners, including our company, and systems currently operated by third parties with which AT&T Wireless has roaming agreements. In the aggregate, these systems covered over 95% of the total population throughout the United States as of December 31, 1999.

         We have incurred significant expenditures in conjunction with our organization and financing, PCS license acquisitions, hiring key personnel and the design and construction of our PCS network facilities. We have commenced commercial PCS services in nine of our ten largest markets as of April 30, 2000. We expect to have commenced commercial PCS service in all of our major population and business centers by the end of 2000. The timing of launch in individual markets will be determined by various factors, principally the success of our site acquisition program, zoning and microwave relocation activities, equipment delivery schedules and local market and competitive considerations. We provided service to over 50% of the population in our license area at the end of 1999 and expect to provide service to over 98% by the end of 2000. Thereafter, we will evaluate further coverage expansion on a market-by-market basis.

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

         Industry statistics indicate that average revenue per unit, called ARPU, for the wireless communications business has declined substantially over the period 1993-1998. Although this decline has stabilized recently, management believes that some deterioration in industry ARPU will continue. Management believes that certain direct operating costs, including billing, interconnect, roaming and long distance charges will decline on a per subscriber basis. However, our ability to improve our margins will depend primarily on our ability to manage our variable costs, including selling, general and administrative expense and costs per new subscriber.

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

Cost of Services and Equipment

         Our cost of services and equipment has consisted of, and we expect will continue to consist of, the following:

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

         Stock Based Compensation. We have issued a total of 12,362,380 shares of our class A voting and class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless. These shares are subject to vesting and are currently held in escrow. These shares are also subject to repurchase agreements, which are considered a "variable stock plan" under generally accepted accounting principles. Under the repurchase agreements, the management holders will pay $2.50 per share for these shares, payable by surrendering shares to us valued at their fair value. Based on the average closing price of our common stock for the last ten trading days prior to March 31, 2000, we recorded non-cash compensation expense of approximately $108.3 million in the first quarter of 2000 relating to the earned portion of the stock issued to management. During the first quarter of 2000, the Board of Directors approved a plan to modify these awards to remove the provision that requires management to surrender a portion of their shares. The effective date of this modification, if and when completed, will become the measurement date upon which the value of the award will be fixed. Assuming our class A voting common stock continues to have a fair value of approximately $37.34 per share on the measurement date, we would record additional non-cash compensation expense related to these shares for the period from 2000 to 2004 of approximately $131.7 million. Future stock price movement will result in charges that differ from this amount. Each dollar increase or decrease in the average closing price of our common stock for the last ten trading days of any quarter will result in an increase or decrease in the non-cash compensation expense related to these shares of approximately $12.4 million.

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

         Interest Income (Expense). Interest income is earned primarily on our cash and cash equivalents and restricted cash. Interest expense consists of interest due on our senior credit facilities and debt owed to the U.S. government related to our licenses as well as discount accretion on the senior subordinated discount notes.

Results of Operations

         Revenues. Revenues for the quarter ended March 31, 2000 were $15.5 million. We launched commercial service in Jackson and Vicksburg, Mississippi in September 1999 and launched commercial service in seven other major markets during the fourth quarter of 1999. We did not recognize any revenues during the quarter ended March 31, 1999. Revenues consist primarily of revenues derived from service to our customers, roaming services provided to customers of other carriers, and the sale of handsets and accessories.

         As of March 31, 2000 we had approximately 63,800 subscribers throughout our service area. Our ARPU including service and feature revenue as well as airtime and incollect roaming, but excluding outcollect roaming, charges was $51 for the first quarter of 2000 as compared to $45 in December 1999. We expect ARPU to continue to increase as we target business customers, implement a national accounts program, focus on value added features and provide incentives to our sales force for selling higher priced rate plans.

         We anticipate strong growth in 2000 in revenue and subscribers as we continue to expand our operations in our licensed areas. We expect to launch substantially all of our remaining markets during 2000, including our Mobile, Alabama market which is expected to launch service in the second quarter of 2000. We began offering SunCom service in our Birmingham, Alabama market in April 2000.

         We expect roaming revenues to increase during 2000 as we expand our coverage areas as well as complete our first full year of operations in the markets that became operational during 1999.

         Operating Expenses

         Cost of services and equipment was $13.7 million for the quarter ended March 31, 2000. Cost of equipment includes primarily the cost of equipment sold to customers, costs paid to other carriers for roaming services and wireline access and long-distance costs from customer use on our system. We did not incur any cost of services and equipment for the three months ended March 31, 1999. These costs are expected to increase in future periods as subscribers are added to the system and usage of our system increases.

         Technical operations expenses were $2.0 million and $10.2 million for the three-months ended March 31, 1999 and 2000, respectively. These expenses include primarily the cost of engineering and operating staff devoted to the oversight of the design, implementation and monitoring of our network, cell site lease expense, charges incurred to connect our network to other carriers and construction site office expenses.

         We expect that the majority of our future technical operations expenses will consist of costs relating to operating the network, including the cost of interconnection to wireline and other wireless networks, cell site lease costs, network personnel and repair and maintenance. We expect these costs to increase in future periods as we expand our coverage areas and incur a full year of operational expenses.

         Our general and administrative expense includes customer service, billing, information technology, finance, accounting, human resources and legal services. General and administrative expenses increased from $2.9 million for the first quarter of 1999 to $9.3 million for the first quarter of 2000. The increase was due primarily to increased staffing in various departments, including information technology, billing, customer care, accounting, human resources and other administrative functions, incurred in preparation for commercial launch of our network in 1999. We expect general and administrative expenses to continue to increase during 2000 as we continue to launch additional markets and provide customer support functions to a larger customer base. Costs related to the merger with Telecorp will be expensed as incurred.

         Our sales and marketing expense includes salaries and benefits, commissions, advertising and promotions, retail distribution, sales training, and direct and indirect support. Sales and marketing expenses increased from $1.0 million for the first quarter of 1999 to $12.1 million for the first quarter of 2000. The increase was associated with the salary and benefits for sales and marketing personnel, market deployment, including planning and leasing of sales offices and retail store locations and advertising costs related to 1999 market launches. We expect to incur significant selling and marketing costs during 2000 primarily related to sales commissions, ongoing advertising and promotions in our existing markets and promotional events and advertising incurred in connection with market launches.

         Depreciation and amortization expenses were $1.6 million for the first quarter of 1999 and $10.6 million for the first quarter of 2000. The increase relates primarily to the depreciation of network system equipment placed into service in the fourth quarter of 1999 as well as depreciation of computer hardware, software, furniture, fixtures, and office equipment. Depreciation and amortization expenses are expected to increase during 2000 as we complete the construction of our network as well as recognize a full year of depreciation expense on our network assets placed in service during 1999.

         Non-Operating Income and Expense

         Interest income was $1.1 million for the first quarter of 1999 as compared to $8.7 million for the first quarter of 2000. This significant increase in 2000 as compared to 1999 was a result of our investment of advances under our bank facility of $300.0 million, proceeds from the sale of senior subordinated discount notes of approximately $200.2 million and proceeds from the sale of common stock in our initial public offering of approximately $242.5 million. Our short-term cash investments consist primarily of U.S. Government securities and highly rated commercial paper with a dollar-weighted average maturity of 90 days or less.

         Financing costs were $2.2 million for the quarter ended March 31, 1999. These costs were associated with the January 1999 conversion by Digital PCS of debt due to an investor to equity in Airwave Communications.

         Interest expense was $14.4 million in the first quarter of 2000 and consisted of interest incurred related to borrowing under our bank credit facility and the Federal Communications Commission debt and discount accretion on the senior subordinated discount notes issued in May 1999. Interest expense is net of the amount capitalized for the purpose of completing the network buildout. There was no interest expense for the first quarter of 1999 because all interest costs were capitalized in connection with the construction of the network.

         For the quarters ended March 31, 1999 and 2000, we recorded a deferred income tax benefit of $2.3 million and $500,000, respectively. The valuation allowance for the gross deferred tax asset at March 31, 2000 was $17.9 million. No valuation allowance was considered necessary for the remaining gross deferred tax asset, principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T transaction on January 7, 1999.

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

         We believe that the proceeds from the initial public offering completed in December 1999, together with the proceeds from our sale of senior subordinated discount notes, the financing made available to us by the Federal Communications Commission, borrowings under our bank credit facility and the equity investments we have received, will provide us with sufficient funds to build out our existing network as planned and fund operating losses until we complete our planned network buildout and generate positive cash flow.

         Our January 7, 1999 loan agreement provides a senior bank facility with a group of lenders for an aggregate amount of $550 million of senior secured credit. Up to $10 million of the facility may be used for letters of credit. We estimate that the $550 million bank facility will be drawn through the end of 2001 for capital requirements. The terms of the bank facility will permit us, subject to certain terms and conditions, including compliance with certain leverage ratios and satisfaction of buildout and subscriber milestones, to draw up to $550 million to finance working capital requirements, capital expenditures or other corporate purposes. As of March 31, 2000, we had $300 million outstanding under the bank facility and could have borrowed up to a total of approximately $550 million pursuant to the terms of the bank facility.

         Management estimates that capital expenditures associated with the buildout will total approximately $706.6 million from inception through the end of 2001, including a commitment to purchase a minimum of $300 million in equipment and services from Ericsson. Costs associated with the network buildout include switches, base stations, towers and antennae, radiofrequency engineering, cell site acquisition and construction, and microwave relocation. The actual funds required to build out our network may vary materially from these estimates, and additional funds could be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks. We have incurred approximately $295.2 million in capital expenditures through March 31, 2000, including $34.9 million in the first quarter of 2000.

         We estimate that cash interest and fees through 2001 will total approximately $147.6 million, including debt issuance costs related to the bank credit facility and the senior subordinated discount notes. This amount represents interest and fees on the senior bank facility and interest on the preferential financing from the U.S. Government for the C and F-Block licenses. Cash interest will not be paid on the senior subordinated discount notes until 2004. We incurred approximately $9.7 million in cash interest and fees during the first quarter of 2000 of which $1.8 million was capitalized.

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

         On February 28, 2000, the Company announced an agreement to merge with Telecorp PCS, Inc. This merger is expected to take place during the last quarter of 2000 and is a tax-free exchange of stock. The Company does not expect the merger to have any material effect on its current plans related to network buildout.

         Our bank credit facility agreement prohibits the merger of Tritel with any other parties, except with or among its subsidiaries. Unless a consent or amendment is obtained, the proposed merger with TeleCorp would violate the merger provision and the change of control provision. We are actively seeking an amendment to the bank credit facility or consent from our lenders concerning the change of control and merger provisions.

         Digital PCS holds licenses covering 2.0 million people in Florida and southern Georgia. These markets include the cities of Pensacola, Tallahassee and Panama City, Florida. As part of our formation, we received from Digital PCS an option to purchase these licenses for approximately 1.2 million shares of our class A voting common stock (reflecting the conversion of series C preferred stock and the stock split of our class A voting common stock in December 1999) and our assumption of approximately $12.0 million of Federal Communications Commission debt. In May 1999, we exercised this option, and on March 29, 2000, the Federal Communications Commission approved the transfer of licenses to us. The transfer of these licenses is pending awaiting clearance under Hart-Scott-Rodino Antitrust Improvement Act of 1976 filings.

         We have committed to sell these licenses to Panther Wireless LLC for the assumption of all outstanding Federal Communications Commission debt on the licenses and cash in the amount equal to 110% of the sum of (i) the amount payable to the Federal Communications Commission in respect of the licenses minus the amount of Federal Communications Commission debt assumed, plus (ii) the aggregate amount of interest paid on the Federal Communications Commission debt by us and Digital PCS.

Merger with TeleCorp PCS, Inc.

         On February 28, 2000, Tritel and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provides for the creation of a new entity to be called TeleCorp PCS, Inc. Tritel and TeleCorp will merge with subsidiaries of the new entity.

         Under the Merger Agreement, Tritel's class A voting common stock will be converted into the right to receive 0.76 shares of the new entity's class A voting common stock per share of Tritel Inc.'s common stock. This exchange ratio is fixed regardless of future stock price movement.

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

Pending License Acquisition

         On March 23, 1999, the Federal Communications Commission commenced a re-auction of the C-, D-, E-and F-Block licenses that had been returned to the Federal Communications Commission under a Federal Communications Commission restructuring order or that had been forfeited for noncompliance with Federal Communications Commission rules or for default under the related Federal Communications Commission financing. Before the re-auction, we loaned $7.5 million to ABC Wireless, an entity formed to participate in the C-Block re-auction as a "very small business" under applicable Federal Communications Commission rules, to partially fund its participation in the re-auction.

         In the re-auction, ABC Wireless was successful in bidding for an additional 15 to 30 MHz of spectrum covering a total of 5.7 million people, all of which are already covered by Tritel's existing licenses. Nashville and Chattanooga are the largest cities covered by the additional licenses. The total bid price for these additional licenses was $7.8 million. Tritel's purchase of licenses from ABC Wireless would be subject to, among other things, the consent of AT&T Wireless.

         As a result of the re-auction and our contractual rights to purchase from ABC Wireless PCS licenses, we could, depending upon Federal Communications Commission interpretations of the spectrum cap rules, hold an attributable interest in Commercial Mobile Radio Service, or CMRS, spectrum in excess of applicable limit in several cities in our markets. Current Federal Communications Commission rules limit PCS licensees and certain PCS investors in PCS licensees from having an attributable interest in more than 45 MHz of CMRS spectrum (or 55 MHz where there is an overlap between a PCS service area and rural cellular service area) in any given geographic area. In order to exceed the applicable spectrum limit, we and certain investors, including AT&T, must obtain the consent of the Federal Communications Commission. The parties have sought the necessary interpretations and consents in the context of the Telecorp/Tritel merger application. There is no assurance that the Federal Communications Commission will give its consent and seeking such consent could delay the processing of the required applications to assign the licenses from ABC Wireless to us. We believe the Federal Communications Commission will approve the disaggregation of spectrum from the ABC Wireless licenses and transfer to us portions of the licenses so we will be in compliance with the CMRS spectrum cap rules.

Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to market risk from changes in interest rates that could impact results of operations. We manage interest rates through a combination of fixed and variable rate debt. We have entered into interest rate swap agreements as a risk management tool, not for speculative purposes.

         At March 31, 2000 we had $300 million of Term A and Term B Notes under our bank facility, which carried an average interest rate of 10.29%; $372 million of the original 12.75% senior subordinated discount notes, due 2009; $38.0 million of 7%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2003 to 2006; and $9.3 million of 6 1/8%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2000 to 2008.

         Our senior subordinated discount notes and Federal Communications Commission debt are fixed interest rate and as a result we are less sensitive to market rate fluctuations. However, our Term A and Term B Notes outstanding and other amounts available to us under our bank facility agreement are variable interest rate. Beginning in May 1999, we entered into interest rate swap agreements with notional amounts totaling $200 million to manage our interest rate risk under the bank facility. The swap agreements establish a fixed effective rate of 9.05% on $200.0 million of the current balance outstanding under the bank facility through the earlier of March 31, 2002 or the date on which we achieve operating cash flow breakeven. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements.

         The following table provides information about our market risk exposure associated with changing interest rates on our fixed rate debt at maturity value of the debt (dollars in millions):

                                                         Expected Maturity
                                 ----------------------------------------------------------------------
                                    2000     2001     2002     2003     2004     Thereafter    Total
                                    ----     ----     ----     ----     ----     ----------    -----
 Face value of long-term fixed
   rate debt                        $0.7     $1.0     $1.1     $9.7     $10.4      $396.4      $419.3
 Average interest rate               6.1%     6.1%     6.1%     6.9%      6.9%       12.4%       --

         Collectively, our fixed rate debt has a carrying value and a fair value of $265.4 million and $285.6 million at March 31, 2000, respectively. The fair value of our fixed rate debt has been estimated using an incremental borrowing rate of 10.5% based on the market value of our senior subordinated discount notes.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is subject to various claims arising in the ordinary course of business and is a party to various legal proceedings that constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters in the aggregate are not expected to have a material adverse effect on the Company.

         Tritel is a party to routine filings and customary regulatory proceedings with the Federal Communications Commission relating to its operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K

     (a)   Exhibits

           Exhibit
           Number                               Description
             2.1 Amendment No. 1 to the Agreement and Plan of Reorganization and Contribution, dated April 28, 2000 (incorporated by reference to the Registration Statement on Form S-4 of Telecorp-Tritel Holding Company filed with the Commission on May 12, 2000).

     (b)   Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated February 29, 2000 reporting that the Company entered into a Merger Agreement with TeleCorp PCS, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRITEL, INC.

Date: May 12, 2000

                                             /s/ E. B. Martin, Jr.
                                             --------------------------------
                                             E. B. Martin, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer

                                            /s/ Karlen Turbeveille
                                            ---------------------------------
                                             Karlen Turbeville
                                             Senior Vice President - Finance
                                             (Chief Accounting Officer)