Form 10-Q
period 2000-06-30
TRITEL INC
filed 2000-08-11
CIK 1088383

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

                 For the quarterly period ended June 30, 2000

                                      or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                              Commission File No.

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

                                 Yes [X] No[ ]

     On August 10, 2000, there were 97,855,175 shares of class A voting common stock, 2,927,120 shares of class B non-voting common stock, 1,380,448 shares of class C common stock, 4,962,804 shares of class D common stock and 6 shares of voting preference common stock outstanding.



                                   Form 10-Q

                                 Tritel, Inc.

                          Quarter Ended June 30, 2000

                               Table of Contents

                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Tritel, Inc. Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets-
             December 31, 1999 and June 30, 2000 ...........................2

           Condensed Consolidated Statements of Operations-
             Three and Six Month Periods Ended June 30, 1999 and
             June 30, 2000..................................................3

           Condensed Consolidated Statements of Cash Flows-
             Three and Six Month Periods Ended June 30, 1999 and
             June 30, 2000..................................................4

             Notes to Condensed Consolidated Financial Statements...........5

Item 2.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition.........................13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......20

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................22

Item 4     Submission Of Matters To A Vote Of Security Holders.............22

Item 5.    Other Information...............................................22

Item 6.    Exhibits And Reports On Form 8-K................................22

Signature Page ........................................................... 24


PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements



                                                            TRITEL, INC.
                                                Condensed Consolidated Balance Sheets
                                           December 31, 1999 and June 30, 2000 (unaudited)
                                              (amounts in thousands, except share data)


                                                                                 December 31,           June 30,
                                                                                     1999                2000
                                                                                 ---------------   ------------------
                       Assets                                                                           (unaudited)
Current assets:
   Cash and cash equivalents                                                   $       609,269            350,573
   Accounts receivable, net                                                              5,040             14,325
   Inventory                                                                             8,957             20,512
   Prepaid expenses and other current assets                                             7,298              9,974
                                                                                 -------------     --------------
                 Total current assets                                                  630,564            395,384

Restricted cash                                                                          6,594              5,487
Property and equipment, net                                                            262,343            415,651
Federal Communications Commission licensing costs, net                                 201,946            202,894
Intangible assets, net                                                                  59,508             56,646
Other assets                                                                            35,407             33,689
                                                                                 -------------     --------------
                 Total assets                                                  $     1,196,362          1,109,751
                                                                                 =============     ==============
      Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                                        $           923                974
   Accounts payable and accrued liabilities                                            113,324            114,974
                                                                                 -------------     --------------
                 Total current liabilities                                             114,247            115,948
                                                                                 -------------     --------------
Non-current liabilities:
   Long-term debt                                                                      557,716            571,464
   Deferred income taxes and other liabilities                                          37,367             37,856
                                                                                 -------------     --------------
                 Total non-current liabilities                                         595,083            609,320
                                                                                 -------------     --------------
                 Total liabilities                                                     709,330            725,268
                                                                                 -------------     --------------
Series A 10% redeemable convertible preferred stock                                     99,586            104,119
                                                                                 -------------     --------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
     Series D, outstanding 46,374 shares in 1999 and 2000                               46,374             46,374
   Common stock issued and outstanding at June 30, 2000
     Class A Voting - 97,840,722 shares; Class B Non-voting - 2,927,120 shares; Class C - 1,380,448; Class D - 4,962,804 shares, Voting
       Preference -- 6 shares                                                            1,071              1,071
   Additional paid in capital                                                          611,277            748,432
   Deferred compensation                                                                     -            (74,450)
   Accumulated deficit                                                                (271,276)          (441,063)
                                                                                 -------------     --------------
                 Total stockholders' equity                                            387,446            280,364
                                                                                 -------------     --------------
                 Total liabilities, redeemable preferred stock
                     and stockholders' equity                              $         1,196,362          1,109,751
                                                                                 =============     ==============

See Notes to Condensed Consolidated Financial Statements.






                                                            TRITEL, INC.
                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)

                                  For the Three and Six Month Periods Ended June 30, 1999 and 2000
                                            (amounts in thousands, except per share data)

                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                 ------------------------------     --------------------------------
                                                    1999            2000                1999             2000
                                                 ------------  ----------------     -------------  -----------------

        Revenues                             $           -            25,808                 -            41,307
                                                  --------        ----------          --------        ----------
        Operating expenses:

          Cost of service and equipment                  -            15,409                 -            29,111
          Technical operations                       1,990            11,795             3,946            21,987
          General and administrative                 4,314            17,097             7,204            26,425
          Sales and marketing                        1,708            16,464             2,724            28,603
          Stock-based compensation                       -           (46,186)               -             62,111
          Depreciation and amortization              1,865            14,324             3,474            24,875
                                                  --------        ----------          --------        ----------
            Total operating expenses                 9,877            28,903            17,348           193,112
                                                  --------        ----------          --------        ----------

              Operating loss                        (9,877)           (3,095)          (17,348)         (151,805)

        Interest income                              4,205             7,224             5,332            15,892
        Financing cost                                   -                 -            (2,230)                -
        Interest expense                            (5,104)          (16,056)           (5,104)          (30,416)
                                                  --------        ----------          --------        ----------

              Loss before income taxes             (10,776)          (11,927)          (19,350)         (166,329)

        Income tax benefit                           4,121               570             6,448             1,076
                                                  --------        ----------          --------        ----------
              Net loss                              (6,655)          (11,357)          (12,902)         (165,253)


        Series A preferred dividend                 (2,261)           (2,267)           (4,347)           (4,534)
            requirement                           --------        ----------          --------        ----------

        Net loss available to
            common stockholders              $      (8,916)          (13,624)          (17,249)         (169,787)
                                                  ========        ==========          ========        ==========
        Basic and diluted
        net loss per common share            $      (2.94)              (.12)           (5.68)             (1.43)
                                                 ========         ==========         ========         ==========


See Notes to Condensed Consolidated Financial Statements.




                                                            TRITEL, INC.
                                           Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                  For the Three and Six Month Periods Ended June 30, 1999 and 2000
                                                       (amounts in thousands)

                                                            Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                      -------------------------------   -----------------------------
                                                          1999             2000            1999            2000
                                                      -------------   ---------------   ------------  ---------------
Cash flows from operating activities:
   Net loss                                             $  (6,655)        (11,357)         (12,902)       (165,253)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Financing costs                                            -               -            2,230               -
     Depreciation and amortization                          1,865          14,324            3,474          24,875
     Stock-based compensation                                   -         (46,186)               -          62,111
     Accretion of discount on debt and
     amortization of debt issuance costs                        -           7,233                -          13,705
    Deferred income tax benefit                            (4,121)           (570)          (6,448)         (1,076)
    Provision for bad debts                                     -             362                -             550
    Changes in operating assets and liabilities:
      Accounts receivable                                       -          (5,979)               -          (9,835)
      Inventory                                                 -          (3,352)               -         (10,805)
      Accounts payable and accrued expenses                 4,811          14,028            3,171           3,094
      Change in other assets and liabilities               (2,115)         (1,683)          (3,941)         (2,384)
                                                         ---------       ---------        ---------      ----------
        Net cash used in operating activities              (6,215)        (33,180)         (14,416)        (85,018)
                                                         ---------       ---------         --------      ----------

Cash flows from investing activities:
    Capital expenditures                                  (22,329)        (98,632)         (44,687)       (171,798)
    Advance under notes receivable                            (50)              -           (7,550)              -
    Capitalized interest on network
      construction and FCC licensing                       (2,181)           (999)          (5,896)         (2,805)
      costs
    (Increase) decrease in restricted cash                    436               -           (7,957)          1,107
    Other                                                    (325)            554             (325)           (129)
                                                        ----------      ---------         ---------     ----------
        Net cash used in investing activities             (24,449)        (99,077)         (66,415)       (173,625)
                                                        ---------       ---------         --------      ----------

Cash flows from financing activities:
    Proceeds from (repayments of)
      long-term debt                                      200,240            (234)         400,240            (449)
    Repayments of notes payable                                 -               -          (22,100)              -
    Payment of debt issuance costs and
      other deferred charges                               (9,272)              -          (36,473)           (198)
    Payment of stock issuance costs                             -            (132)               -            (195)
    Proceeds from vendor discount                               -               -           15,000               -
    Issuance of preferred stock                                 -               -          113,623               -
    Proceeds from exercise of stock options                     -             737                -             789
                                                        ---------       ---------         --------      ----------
        Net cash provided by (used in)
         financing activities                             190,968             371          470,290             (53)
                                                        ---------       ---------         --------      ----------
Net increase (decrease) in cash and cash
  equivalents                                             160,304        (131,886)         389,459        (258,696)
Cash and cash equivalents at beginning of period          230,001         482,459              846         609,269
                                                        ---------       ---------         --------      ----------
Cash and cash equivalents at end of period             $  390,305         350,573          390,305         350,573
                                                        =========       =========         ========      ==========

See Notes to Condensed Consolidated Financial Statements.



                                 Tritel, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Organization

     Tritel, Inc. ("Tritel") was formed on April 23, 1998 by the controlling members of Airwave Communications LLC and Digital PCS, LLC, our predecessor companies, to develop PCS markets in the south-central United States. On January 7, 1999, our predecessor companies transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for 18,262 shares of series C preferred stock in Tritel. The controlling members of our predecessor companies control Tritel. Tritel continued the activities of our predecessor companies and, for accounting purposes, this transaction was accounted for as a reorganization of the predecessor company into a C corporation and a name change to Tritel. Tritel and the predecessor company, together with Tritel's subsidiaries, are referred to collectively as "the Company."

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

     Tritel and TeleCorp shareholders approved the Merger on August 8, 2000. The Merger is still subject to regulatory approval.

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

4.   Supplemental Cash Flow Information




                                                                               Six months ended
                                                                                   June 30,
                                                                      --------------------------------
                                                                          1999              2000
                                                                      -------------    ---------------

     (Amounts in Thousands)
     Supplementary Information:
       Cash paid for interest, net of amounts capitalized              $   5,104            16,711
                                                                         =======          ========
     Significant non-cash investing and financing activities:
       Capitalized interest and discount on debt                       $     455             2,301
                                                                         =======          ========
       Capital expenditures included in accounts payable               $       -            80,469
                                                                         =======          ========


5.   Stock Option Plan and Other Restricted Stock Awards

     We have issued a total of 12,362,380 shares of our class A voting and class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless Services. These shares are subject to vesting and are currently held in escrow. These shares are also subject to individual repurchase agreements with each employee, which collectively were considered a "variable stock plan" under generally accepted accounting principles. These individual repurchase agreements were modified to remove the provision that required the employees to surrender a portion of their vested shares. The effective date of this modification, which occurred in June 2000, became the measurement date upon which the value of the awards was fixed. Future stock price movement will not result in charges that differ from this amount. The stock-based compensation for the current quarter was a benefit of $46.2 million and was an expense of $62.1 million for the six months ended June 30, 2000. The Company will recognize additional non-cash compensation expense related to these shares for the period from 2000 to 2004 of approximately $74.5 million.

6.   Recently Issued Accounting Standards

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

     In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company does not expect the adoption of these guidelines to have a material impact on its consolidated financial statements.

7.   Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements as of December 31, 1999 and June 30, 2000 and for the three and six month periods ended June 30, 1999 and 2000 are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS who serve as guarantors and those subsidiaries who do not serve as guarantors of the senior subordinated discount notes.


                                                Condensed Consolidating Balance Sheet
                                                       As of December 31, 1999


           (Amounts in thousands)            Tritel,    Tritel PCS,  Guarantor   NonGuarantor              Consolidated
                                              Inc.         Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           -----------------------------------------------------------------------------

      Current assets:
        Cash and cash equivalents       $         -       613,999      (4,730)            -            -      609,269
        Other current assets                  2,462         1,407      17,426             -            -       21,295
        Intercompany receivables              1,799       210,673           -             -    (212,472)            -
                                           --------       -------     -------       -------     -------       -------
            Total current assets              4,261       826,079      12,696             -    (212,472)      630,564

      Restricted cash                             -         6,594           -             -            -        6,594
      Property and equipment, net                 -             -     262,343             -            -      262,343
      Licenses and other intangibles         59,508             -           -       201,946            -      261,454
      Investment in subsidiaries            445,301        73,286           -             -    (518,587)            -
      Other long term assets                      -        62,633          82             -     (27,308)       35,407
                                           --------       -------     -------       -------     -------       -------
            Total assets                $   509,070       968,592     272,121       201,946    (758,367)    1,196,362
                                        ===========       =======     =======       =======     =======     =========
      Current liabilities:
        Accounts payable, accrued
         expenses and other current
         liabilities                    $        29         1,240     111,257         1,721            -      114,247


        Intercompany payables                     -             -     196,950        15,522    (212,472)            -
                                           --------       -------     -------       -------     -------       -------
            Total current liabilities            29         1,240     308,207        17,243    (212,472)      114,247

      Non-current liabilities:
        Long-term debt                            -       516,734      27,121        40,982     (27,121)      557,716
        Deferred income taxes and            22,009         5,318     (20,024)       30,251        (187)       37,367
        other
                                           --------       -------     -------       -------     -------       -------

             Total liabilities               22,038       523,292     315,304        88,476    (239,780)      709,330

      Series A redeemable convertible
        preferred stock                      99,586             -           -             -           -        99,586
                                           --------       -------     -------       -------     -------       -------

      Stockholders' equity (deficit)        387,446       445,300     (40,183)      113,470    (518,587)      387,446
                                           --------       -------     -------       -------     -------       -------

             Total liabilities and
               equity                    $  509,070       968,592     272,121       201,946    (758,367)    1,196,362
                                        ===========       =======     =======       =======     =======     =========




                                                Condensed Consolidating Balance Sheet
                                                         As of June 30, 2000


       (Amounts in thousands)               Tritel,    Tritel PCS,     Guarantor  NonGuarantor              Consolidated
                                              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------

      Current assets:
        Cash and cash equivalents       $            -      358,085       (7,512)            -            -      350,573
        Other current assets                     3,756        2,000       39,055             -            -       44,811
        Intercompany receivables                     -      449,808            -             -    (449,808)            -
                                           ------------------------------------------------------------------------------
            Total current assets                 3,756      809,893       31,543             -    (449,808)      395,384

      Restricted cash                                -        5,487            -             -            -        5,487
      Property and equipment, net                    -            -      415,651             -            -      415,651
      Licenses and other intangibles            56,646            -            -       202,894            -      259,540
      Investment in subsidiaries               348,281      (12,476)           -             -    (335,805)            -
      Other long term assets                         -       75,976          410             -     (42,697)       33,689
                                           ------------------------------------------------------------------------------

             Total assets                $     408,683      878,880      447,604       202,894    (828,310)    1,109,751
                                           ==============================================================================

      Current liabilities:
        Accounts payable, accrued
          expenses and
          other current liabilities      $       2,010        1,003      111,355         1,580            -      115,948
        Intercompany payables                      177            -      432,417        17,214    (449,808)            -
                                           ------------------------------------------------------------------------------
            Total current liabilities            2,187        1,003      543,772        18,794    (449,808)      115,948

      Non-current liabilities:
        Long-term debt                               -      530,497       42,409        40,967     (42,409)      571,464
        Deferred income taxes and               22,013         (901)     (13,213)       30,245        (288)       37,856
        other liabilities
                                           ------------------------------------------------------------------------------
             Total liabilities                  24,200      530,599      572,968        90,006    (492,505)      725,268

                                           ------------------------------------------------------------------------------
      Series A redeemable convertible
        preferred stock                        104,119             -            -            -            -      104,119
                                           ------------------------------------------------------------------------------

      Stockholders' equity (deficit)           280,364      348,281     (125,364)      112,888    (335,805)      280,364
                                           ------------------------------------------------------------------------------

             Total liabilities and equity  $   408,683      878,880      447,604       202,894    (828,310)    1,109,751

                                           ==============================================================================






                                           Condensed Consolidating Statement of Operations
                                              For the Three Months Ended June 30, 1999


                                            Tritel,    Tritel PCS,    Guarantor   NonGuarantor              Consolidated
                                              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
          (Amounts in thousands)          ------------------------------------------------------------------------------


    Revenues                           $            -             -            -            -             -           -
                                           ------------------------------------------------------------------------------

    Operating Expenses

      Cost of services and equipment                -             -            -            -             -           -
      Technical operations                          -             -        1,900            -             -       1,990
      General and administrative                    2            44        4,266            2             -       4,314
      Sales and marketing                           -             -        1,708            -             -       1,708
      Depreciation and amortization             1,849          (384)         400            -             -       1,865
                                           ------------------------------------------------------------------------------
        Total operating expenses                1,851          (340)       8,364            2             -       9,877

    Operating loss                             (1,851)          340       (8,364)          (2)            -      (9,877)
    Interest income                                39         4,121           45            -             -       4,205
    Interest expense                                -        (5,104)           -            -             -      (5,104)
                                           ------------------------------------------------------------------------------

      Income (loss) before income taxes        (1,812)         (643)      (8,319)          (2)            -     (10,776)
    Income tax benefit (expense)                  693           246        3,182            -             -       4,121
                                           ------------------------------------------------------------------------------
    Net loss                           $       (1,119)         (397)      (5,137)          (2)            -      (6,655)
                                           ==============================================================================




                                           Condensed Consolidating Statement of Operations
                                              For the Three Months Ended June 30, 2000


                                           Tritel,    Tritel PCS,    Guarantor   NonGuarantor              Consolidated
         (Amounts in thousands)              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           -----------------------------------------------------------------------------

    Revenues                           $            -             -       25,808        2,150       (2,150)      25,808
                                           ------------------------------------------------------------------------------

    Operating Expenses

      Cost of services and equipment                -             -       15,409            -            -       15,409
      Technical operations                          -             -       11,795            -            -       11,795
      General and administrative                2,048             -       17,199            -       (2,150)      17,097
      Sales and marketing                           -             -       16,464            -            -       16,464
      Stock-based compensation                (46,186)            -            -            -            -      (46,186)
      Depreciation and amortization             1,431             -       11,866        1,027            -       14,324
                                           ------------------------------------------------------------------------------
        Total operating expenses              (42,707)             -      72,733        1,027       (2,150)      28,903
                                           ------------------------------------------------------------------------------

    Operating income (loss)                    42,707             -      (46,925)       1,123            -       (3,095)
    Interest income                                87         7,824          111            -         (798)       7,224
    Interest expense                                -       (14,992)        (806)      (1,056)         798      (16,056)
                                           ------------------------------------------------------------------------------

      Income (loss) before income taxes        42,794        (7,168)     (47,620)          67            -      (11,927)


    Income tax benefit                            (30)           72          529           (1)           -          570
                                           ------------------------------------------------------------------------------
    Net loss                            $      42,764        (7,096)     (47,091)          66            -      (11,357)
                                           ==============================================================================




                                           Condensed Consolidating Statement of Operations
                                               For the Six Months Ended June 30, 1999



                                               Tritel,    Tritel PCS,   Guarantor   NonGuarantor              Consolidated
       (Amounts in thousands)                    Inc.         Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------


    Revenues                              $         -             -            -            -             -           -
                                           ------------------------------------------------------------------------------

    Operating Expenses

      Plant                                         -             -        3,946            -             -       3,946
      General and administrative                    2            44        7,156            2             -       7,204
      Sales and marketing                           -             -        2,724            -             -       2,724
      Depreciation and amortization             2,829             -          645            -             -       3,474
                                           ------------------------------------------------------------------------------
                                                2,831            44       14,471            2             -      17,348

    Operating loss                             (2,831)          (44)     (14,471)          (2)            -     (17,348)
    Interest income                                77         5,174           81            -             -       5,332
    Financing cost                                  -             -       (2,230)           -             -      (2,230)
    Interest expense                                -        (5,104)            -           -             -      (5,104)
                                           ------------------------------------------------------------------------------

      Income (loss) before income taxes        (2,754)           26      (16,620)          (2)            -     (19,350)

    Income tax benefit (expense)                  954           (10)       5,504            -             -       6,448
                                           ------------------------------------------------------------------------------
    Net income (loss)                  $       (1,800)           16      (11,116)          (2)            -     (12,902)
                                           ==============================================================================






                                           Condensed Consolidating Statement of Operations
                                               For the Six Months Ended June 30, 2000



                                             Tritel,    Tritel PCS,   Guarantor    NonGuarantor               Consolidated
   (Amounts in thousands)                     Inc.         Inc.     Subsidiaries   Subsidiaries  Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
    Revenues                               $        -             -       41,307        3,459       (3,459)      41,307
                                           ------------------------------------------------------------------------------

    Operating Expenses

      Cost of services and equipment                -             -       29,111            -            -       29,111
      Technical operations                          -             -       21,987            -            -       21,987
      General and administrative                3,050             -       26,834            -       (3,459)      26,425
      Sales and marketing                           -             -       28,603            -            -       28,603
      Stock-based compensation                 62,111             -            -            -            -       62,111
      Depreciation and amortization             2,861             -       20,171        1,843            -       24,875
                                           ------------------------------------------------------------------------------
        Total operating expenses               68,022             -      126,706        1,843       (3,459)     193,112
                                           ------------------------------------------------------------------------------

    Operating income (loss)                   (68,022)            -      (85,399)       1,616            -     (151,805)
    Interest income                               152        16,831          342            -       (1,433)      15,892
    Interest expense                                 -      (28,199)      (1,447)      (2,203)       1,433      (30,416)
                                           ------------------------------------------------------------------------------

      Income (loss) before income             (67,870)      (11,368)     (86,504)        (587)           -     (166,329)
      taxes

    Income tax benefit                             (4)          112          962            6            -        1,076
                                           ------------------------------------------------------------------------------
    Net loss                           $      (67,874)      (11,256)     (85,542)        (581)           -     (165,253)
                                           ==============================================================================






                                           Condensed Consolidating Statement of Cash Flows
                                              For the Three Months Ended June 30, 1999


                                            Tritel,    Tritel PCS,     Guarantor   NonGuarantor               Consolidated
     (Amounts in thousands)                   Inc.         Inc.      Subsidiaries  Subsidiaries  Eliminations  Tritel, Inc.
                                           ------------------------------------------------------------------------------
    Net cash provided by (used in)
      operating activities               $      (34)     (1,027)      (5,154)           -             -      (6,215)
                                         ------------------------------------------------------------------------------
    Cash flows from investing activities:

      Capital expenditures                        -           -      (22,329)           -             -     (22,329)
      Advance under notes receivable              -           -          (50)           -             -         (50)
      Capitalized interest on debt                -           -       (1,382)        (799)            -      (2,181)
      Decrease in restricted cash                 -         436            -            -             -         436
      Investment in subsidiaries            (69,386)     69,386            -            -             -           -
      Other                                    (325)          -            -            -             -        (325)
                                         ------------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities:                 (69,711)     69,822      (23,761)        (799)            -     (24,449)
                                         ------------------------------------------------------------------------------
    Cash flows from financing activities:

      Proceeds from long term debt                -     200,240            -            -             -     200,240
      Payment of debt issuance
      costs and other                             -      (9,272)           -            -             -      (9,272)
        deferred charges
      Intercompany                          (80,255)     47,964       31,492           799            -           -
      receivable/payable
                                         ------------------------------------------------------------------------------
    Net cash provided by financing          (80,255)    238,932       31,492           799            -     190,968
      activities:
                                         ------------------------------------------------------------------------------
    Net increase (decrease) in
      restricted cash, cash and            (150,000)    307,727        2,577            -             -     160,304
      cash equivalents
    Cash and cash equivalents at
      beginning of period                   150,000      78,003        1,998            -             -     230,001
                                         ------------------------------------------------------------------------------
    Cash and cash equivalents at
      end of period $                    $        -     385,730        4,575            -             -     390,305
                                         ==============================================================================



                                           Condensed Consolidating Statement of Cash Flows
                                              For the Three Months Ended June 30, 2000



                                               Tritel,    Tritel PCS,   Guarantor   NonGuarantor              Consolidated
        (Amounts in thousands)                   Inc.         Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                    $      (801)          (84)     (32,295)           -           -      (33,180)
                                           ------------------------------------------------------------------------------
Cash flows from investing activities:

  Capital expenditures                              -             -      (98,632)           -            -      (98,632)
  Capitalized interest on debt                      -             -         (814)        (185)           -         (999)
  Decrease in other assets                          -           539           15            -            -          554
                                           ------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                             -           539      (99,431)        (185)           -      (99,077)
                                           ------------------------------------------------------------------------------
Cash flows from financing activities:

  Repayment of long term debt                       -             -            -         (234)           -         (234)
  Intercompany  receivable/payable                196      (114,563)     113,948          419            -            -
  Payment of stock issuance costs                (132)            -            -            -            -         (132)
  Proceeds from exercise of stock optons          737             -            -            -            -          737
                                            ------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                           801      (114,563)     113,948          185            -          371
                                           ------------------------------------------------------------------------------
Net increase (decrease) in restricted
  cash, cash and cash equivalents                   -      (114,108)     (17,778)           -            -     (131,886)
Cash and cash equivalents at
  beginning of period                               -       472,193       10,266            -            -      482,459
                                           ------------------------------------------------------------------------------
Cash and cash equivalents at
end of period                                       -       358,085       (7,512)           -            -      350,573
                                           ==============================================================================




                                           Condensed Consolidating Statement of Cash Flows
                                               For the Six Months Ended June 30, 1999




                                             Tritel,    Tritel PCS,    Guarantor   NonGuarantor              Consolidated
       (Amounts in thousands)                  Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities               $      (94)          880      (14,946)        (256)            -     (14,416)
                                           ------------------------------------------------------------------------------
      Cash flows from investing activities:

        Capital expenditures                        -             -      (44,687)           -             -     (44,687)
        Advance under notes receivable              -        (7,500)         (50)           -             -      (7,550)
        Capitalized interest on

        network                                     -             -       (4,271)      (1,625)            -      (5,896)
          construction and FCC
        licensing costs
        Investment in subsidiaries            (69,386)       69,386            -            -             -           -
        Increase in restricted cash                 -        (7,957)           -            -             -      (7,957)
        Other                                    (325)            -            -            -             -        (325)
                                           ------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                 (69,711)       53,929      (49,008)      (1,625)            -     (66,415)
                                           ------------------------------------------------------------------------------
      Cash flows from financing activities:

        Proceeds from long term debt                -       400,240            -            -             -     400,240
        Repayments of notes payable           (22,100)            -            -            -             -     (22,100)
        Payment of debt issuance
        costs and other                       (22,198)      (14,275)           -            -             -     (36,473)
          deferred charges
        Intercompany                              480       (70,044)      67,683        1,881             -           -
        receivable/payable
        Proceeds from vendor discount               -        15,000            -            -             -      15,000
        Issuance of preferred stock           113,623             -            -            -             -     113,623
                                           ------------------------------------------------------------------------------
      Net cash provided by financing           69,805       330,921       67,683        1,881             -     470,290
        activities:
                                           ------------------------------------------------------------------------------
      Net increase in cash and cash                 -       385,730        3,729            -             -     389,459
        equivalents
      Cash and cash equivalents at
        beginning of period                         -             -          846            -             -         846
                                           ------------------------------------------------------------------------------
      Cash and cash equivalents at     $            -       385,730        4,575            -             -     390,305
        end of period
                                           ==============================================================================



                                           Condensed Consolidating Statement of Cash Flows
                                               For the Six Months Ended June 30, 2000


                                            Tritel,    Tritel PCS,  Guarantor     NonGuarantor              Consolidated
      (Amounts in thousands)                  Inc.         Inc.     Subsidiaries  Subsidiaries  Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------

      Net cash provided by (used in)
        operating activities              $    (2,209)     1,379      (84,188)           -             -        (85,018)
                                           -----------------------------------------------------------------------------
      Cash flows from investing activities:

        Capital expenditures                        -          -     (171,798)           -             -       (171,798)
        Capitalized interest on debt                -          -       (1,533)      (1,272)            -         (2,805)
        Decrease in restricted cash                 -      1,107            -            -             -          1,107
        Decrease in other assets                    -          -         (129)           -             -           (129)
                                           -----------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                       -      1,107     (173,460)      (1,272)            -       (173,625)
                                           -----------------------------------------------------------------------------
      Cash flows from financing activities:

        Repayment of long term debt                 -          -            -         (449)            -          (449)
        Payment of debt issuance
        costs and other                             -       (198)           -            -             -          (198)
          deferred charges
        Intercompany                            1,615   (258,202)     254,866        1,721             -           -
        receivable/payable
        Payment of stock issuance                (195)         -            -            -             -          (195)
        costs
        Proceeds from exercise of                 789          -            -            -             -           789
        stock options
                                           ---------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities:                   2,209   (258,400)     254,866        1,272             -           (53)
                                           ---------------------------------------------------------------------------
      Net increase (decrease) in
        restricted cash, cash and                   -   (255,914)      (2,782)           -             -      (258,696)
        cash equivalents
      Cash and cash equivalents at
        beginning of period                         -    613,999       (4,730)           -             -       609,269
                                           ---------------------------------------------------------------------------
      Cash and cash equivalents at     $            -    358,085       (7,512)           -             -       350,573
        end of period
                                           ===========================================================================



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

General

         We are an AT&T Wireless Services affiliate with licenses to provide PCS services to approximately 14.0 million people in contiguous markets in the south-central United States. In January 1999, we entered into our affiliation agreement with AT&T Wireless Services, our largest equity shareholder with 21.6% ownership of our company. We have also joined with two other AT&T Wireless Services affiliates to operate under a common regional brand name, SunCom. We provide our PCS services as a member of the AT&T Wireless Network, serving as the preferred roaming provider to AT&T Wireless Services' digital customers in virtually all of our markets and co-branding our services with the AT&T and SunCom brands and logos.

         For periods prior to the fourth quarter of 1999, we were a development stage company. We have incurred significant expenditures in conjunction with our organization and financing, PCS license acquisitions, hiring key personnel and the design and construction of our PCS network facilities. We have commenced commercial PCS services in 25 markets as of June 30, 2000. We expect to have commenced commercial PCS service in all of our major population and business centers by the end of 2000. The timing of launch in individual markets will be determined by various factors, principally the success of our site acquisition program, zoning and microwave relocation activities, equipment delivery schedules and local market and competitive considerations. We provided service to approximately 84% of the population in our license area at June 30, 2000 and expect to provide service to over 98% by the end of 2000. Thereafter, we will evaluate further coverage expansion on a market-by-market basis.

          We launched commercial service in our first markets in September 1999. As of June 30, 2000, Tritel had successfully launched commercial service in the following markets throughout our coverage areas:

   Biloxi/Gulfport/           Huntsville, AL             Nashville, TN
     Pascagoula, MS           Mobile, AL                 Dalton, GA
   Hattiesburg, MS            Montgomery, AL             Bowling Green KY
   Jackson, MS                Opelika-Auburn, AL         Corbin, KY
   Meridian, MS               Tuscaloosa, AL             Lexington, KY
   Vicksburg, MS              Chattanooga, TN            Louisville, KY
   Anniston, AL               Cleveland, TN              Madisonville, KY
   Birmingham, AL             Cookeville, TN             Clarksville, TN-
   Decatur, AL                Knoxville, TN              Hopkinsville, KY

         The extent to which we are able to generate operating revenues and earnings will be dependent on a number of business factors, including successfully deploying the PCS network and attaining profitable levels of market demand for our products and services.

Results of Operations

         Revenues. Revenues for the three and six months ended June 30, 2000, were $25.8 million and $41.3 million, respectively. We did not recognize any revenues during the three or six months ended June 30, 1999. Revenues consist primarily of revenues derived from service to our customers, roaming services provided to customers of other carriers, and the sale of handsets and accessories.

         As of June 30, 2000, we had approximately 104,400 subscribers throughout our service area. Our average revenue per unit (ARPU) including service and feature revenue as well as airtime and incollect roaming, but excluding outcollect roaming charges, was $59 for the second quarter of 2000 and $56 for the six months ended June 30, 2000 as compared to $45 in December 1999. We expect ARPU to continue to increase as we target business customers, realize the results from our successful implementation of a national accounts program, focus on value added features and provide incentives to our sales force for selling higher priced rate plans.

         We anticipate continued strong growth during the remainder of the year in revenue and subscribers as we continue to expand our operations in our licensed areas. We expect to launch substantially all of our remaining markets during 2000.

         We expect roaming revenues to increase during 2000 as we expand our coverage areas as well as complete our first full year of operations in the markets that became operational during 1999.

         Operating Expenses

         Cost of services and equipment was $15.4 million and $29.1 million for the three and six months ended June 30, 2000, respectively. Cost of services and equipment includes primarily the cost of equipment sold to customers, costs paid to other carriers for roaming services and wireline access and long-distance costs from customer use on our system. We did not incur any cost of services and equipment for the three and six months ended June 30, 1999. The increase in these costs, which are expected to continue to increase during 2000 and in future periods, is the result of new subscribers added to the system and increased usage of our system.

         Technical operations expenses were $2.0 million and $11.8 million for the quarter ended June 30, 1999 and 2000, respectively, and were $3.9 million and $22.0 million for the six months ended June 30, 1999 and 2000, respectively. These expenses include primarily the cost of engineering and operating staff devoted to the oversight of the design, implementation and monitoring of our network, cell site lease expense, and charges incurred to connect our network to other carriers. These costs increased in 2000 as compared to 1999 as a result of our network expansion and increased customer base.

         We expect the majority of our future technical operations expenses will consist of costs relating to operating the network, including the cost of interconnection to wireline and other wireless networks, cell site lease costs, network personnel and repair and maintenance. We expect these costs to continue to increase during 2000 and in future periods as we expand our coverage areas and incur a full year of operational expenses.

         Our general and administrative expense includes customer service, billing, information technology, finance, accounting, human resources and legal services. General and administrative expenses increased from $4.3 million for the second quarter of 1999 to $17.1 million for the second quarter of 2000, and increased from $7.2 million for the six month period ended June 30, 1999, to $26.4 million for the six month period ended June 30, 2000. The increase was due primarily to increased staffing in various departments, including information technology, billing, customer care, accounting, human resources and other administrative functions, incurred in connection with the expansion of our network and customer base, costs related to the modification of restricted stock agreements in the second quarter, and costs related to the pending merger with Telecorp PCS. We expect general and administrative expenses to continue to increase during 2000 and in future periods as we continue to launch additional markets and provide customer support functions to a larger customer base. Costs related to the merger with Telecorp PCS are expensed as incurred.

         Our sales and marketing expense includes salaries and benefits, commissions, advertising and promotions, retail distribution, and sales training. Sales and marketing expenses increased from $1.7 million for the three months ended June 30, 1999, to $16.5 million for the same period in 2000 and from $2.7 million for the first half of 1999 to $28.6 million for the same period in 2000. The increase was primarily associated with the salary and benefits for sales and marketing personnel, market deployment, including planning and leasing of sales offices and retail store locations and advertising costs related to market launches. We expect selling and marketing costs to continue to increase during 2000 and in future periods primarily related to sales commissions, ongoing advertising and promotions in our existing markets and promotional events and advertising incurred in connection with market launches.

         Stock Based Compensation. We have issued a total of 12,362,380 shares of our class A voting and class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless Services. These shares are subject to vesting and are currently held in escrow. These shares are also subject to individual repurchase agreements with each employee, which collectively were considered a "variable stock plan" under generally accepted accounting principles. These individual repurchase agreements were modified to remove the provision that required the employees to surrender a portion of their vested shares. The effective date of this modification, which occurred in June 2000, became the measurement date upon which the value of the awards was fixed. Future stock price movement will not result in charges that differ from this amount. The stock-based compensation for the current quarter was a benefit of $46.2 million and was an expense of $62.1 million for the six months ended June 30, 2000. The Company will recognize additional non-cash compensation expense related to these shares for the period from 2000 to 2004 of approximately $74.5 million.

         Depreciation and amortization expenses were $1.9 million for the three month period ended June 30, 1999, as compared to $14.3 million for the three month period ended June 30, 2000, and were $3.5 million for the six month period ended June 30, 1999, as compared to $24.9 million for the six month period ended June 30, 2000. The increases relate primarily to the depreciation of network system equipment placed into service as our markets are launched as well as depreciation of computer hardware, software, furniture, fixtures, and office equipment. Depreciation and amortization expenses are expected to increase during the remainder of 2000 and in future periods as we complete the construction of our network as well as recognize a full year of depreciation expense on our network assets placed in service during 1999.

         Non-Operating Income and Expense

         Interest income was $4.2 million for the second quarter of 1999 as compared to $7.2 million for the second quarter of 2000 and was $5.3 million for the first half of 1999 as compared to $15.9 million for the first half of 2000. These increases in 2000 as compared to 1999 were primarily a result of interest earned on our investment of advances under our bank facility of $300.0 million, proceeds from the sale of senior subordinated discount notes of approximately $200.2 million and proceeds from the sale of common stock in our initial public offering of approximately $242.5 million. Our short-term cash investments consist primarily of U.S. Government securities and highly rated commercial paper with a dollar-weighted average maturity of 90 days or less.

         Financing costs were $2.2 million for the six months ended June 30, 1999. These costs were associated with the January 1999 conversion by Digital PCS of debt due to an investor to equity in Airwave Communications.

         Interest expense was $5.1 million for the second quarter of 1999 as compared to $16.1 million in the second quarter of 2000. Interest expense was $5.1 million for the first half of 1999 as compared to $30.4 million for the first half of 2000. There was no interest expense for the first quarter of 1999 because all interest costs were capitalized in connection with the construction of the network. Interest expense consisted of interest incurred related to borrowing under our bank credit facility and the Federal Communications Commission debt and discount accretion on the senior subordinated discount notes issued in May 1999. Interest expense is net of the amount capitalized for the purpose of completing the network buildout.

         For the quarters ended June 30, 1999 and 2000, we recorded a deferred income tax benefit of $4.1 million and $570,000, respectively. The deferred income tax benefit recorded for the first six months of 1999 and 2000 was $6.4 million and $1.1 million, respectively. The valuation allowance for the gross deferred tax asset at June 30, 2000 was $36.9 million. No valuation allowance was considered necessary for the remaining gross deferred tax asset of $12.3 million, principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T transaction on January 7, 1999.

Liquidity and Capital Resources

         The buildout of our network and the marketing and distribution of our products and services will require substantial capital. We currently estimate that our capital requirements, including capital expenditures, the cost of acquiring licenses, working capital, debt service requirements and anticipated operating losses, for the period from inception through the end of 2001, and assuming substantial completion of our network buildout, will total approximately $1.4 billion.

         We believe the proceeds from the initial public offering completed in December 1999, together with the proceeds from our sale of senior subordinated discount notes, the financing made available to us by the Federal Communications Commission, borrowings under our bank credit facility and the equity investments we have received, will provide us with sufficient funds to build out our existing network as planned and fund operating losses until we complete our planned network buildout and generate positive cash flow.

         Our January 7, 1999, loan agreement provides a senior bank facility with a group of lenders for an aggregate amount of $550 million of senior secured credit. Up to $10 million of the facility may be used for letters of credit. We estimate that the $550 million bank facility will be drawn through the end of 2001 for capital requirements. The terms of the bank facility will permit us, subject to certain terms and conditions, including compliance with certain leverage ratios and satisfaction of buildout and subscriber milestones, to draw up to $550 million to finance working capital requirements, capital expenditures or other corporate purposes. As of June 30, 2000, we had $300 million outstanding under the bank facility and could have borrowed up to a total of approximately $550 million pursuant to the terms of the bank facility.

         Management estimates that capital expenditures associated with the buildout will total approximately $706.6 million from inception through the end of 2001, including a commitment to purchase a minimum of $300 million in equipment and services from Ericsson of which approximately $195.6 million had been purchased through June 30, 2000. Costs associated with the network buildout include switches, software, base stations, towers and antennae, radiofrequency engineering, cell site acquisition and construction, and microwave relocation. The actual funds required to build out our network may vary materially from these estimates, and additional funds could be required in the event of significant departures from the current business plan, unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks. We have incurred approximately $432.1 million in capital expenditures through June 30, 2000, including $171.8 million in the first half of 2000.

         We estimate that cash interest and fees through 2001 will total approximately $147.6 million, including debt issuance costs related to the bank credit facility and the senior subordinated discount notes. This amount represents interest and fees on the senior bank facility and interest on the financing from the U.S. Government for the C and F-Block licenses. Cash interest will not be paid on the senior subordinated discount notes until 2004. We incurred approximately $19.5 million in cash interest and fees during the first half of 2000 of which approximately $2.8 million was capitalized.

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

         Our bank credit facility agreement prohibits the merger of Tritel with any other parties, except with or among its subsidiaries. Unless a consent or amendment is obtained, the proposed merger with TeleCorp would violate the merger provision and the change of control provision. We are actively seeking an amendment to the bank credit facility or consent from our lenders concerning the merger and change of control provisions.

         Digital PCS holds licenses covering 2.0 million people in Florida and southern Georgia. These markets include the cities of Pensacola, Tallahassee and Panama City, Florida. As part of our formation, we received from Digital PCS an option to purchase these licenses for approximately 1.4 million shares of our class A voting common stock (reflecting the conversion of series C preferred stock and the stock split of our class A voting common stock in December 1999) and our assumption of approximately $11.8 million of Federal Communications Commission debt. In May 1999, we exercised this option, and on March 29, 2000, the Federal Communications Commission approved the transfer of licenses to us. This transfer is expected to be completed prior to December 31, 2000.

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

         Tritel and Telecorp shareholders approved the Merger on August 8, 2000. The Merger is still subject to regulatory approval. It is expected that the Merger will be completed in the last quarter of 2000.

Pending License Acquisition

         On March 23, 1999, the Federal Communications Commission commenced a re-auction of the C-, D-, E- and F-Block licenses that had been returned to the Federal Communications Commission under a Federal Communications Commission restructuring order or that had been forfeited for noncompliance with Federal Communications Commission rules or for default under the related Federal Communications Commission financing. Before the re-auction, we loaned $7.5 million to ABC Wireless LLC ("ABC Wireless"), an entity formed to participate in the C-Block re-auction as a "very small business" under applicable Federal Communications Commission rules, to partially fund its participation in the re-auction.

         In the re-auction, ABC Wireless was successful in bidding for an additional 15 to 30 MHz of spectrum covering a total of 5.7 million people, all of which are already covered by Tritel's existing licenses. Nashville and Chattanooga are the largest cities covered by the additional licenses. The total bid price for these additional licenses was $7.8 million. Tritel's purchase of licenses from ABC Wireless would be subject to, among other things, the consent of AT&T Wireless Services.

         As a result of the re-auction and our contractual rights to purchase from ABC Wireless PCS licenses, we could, depending upon Federal Communications Commission interpretations of the spectrum cap rules, hold an attributable interest in Commercial Mobile Radio Service, or CMRS, spectrum in excess of applicable limit in several cities in our markets. Current Federal Communications Commission rules limit PCS licensees and certain PCS investors in PCS licensees from having an attributable interest in more than 45 MHz of CMRS spectrum (or 55 MHz where there is an overlap between a PCS service area and rural cellular service area) in any given geographic area. In order to exceed the applicable spectrum limit, we and certain investors, including AT&T Wireless Services, must obtain the consent of the Federal Communications Commission. The parties have sought the necessary interpretations and consents in the context of the Telecorp/Tritel merger application. There is no assurance that the Federal Communications Commission will give its consent and seeking such consent could delay the processing of the required applications to assign the licenses from ABC Wireless to us. We believe the Federal Communications Commission will approve the disaggregation of spectrum from the ABC Wireless licenses and transfer to us portions of the licenses so we will be in compliance with the CMRS spectrum cap rules.

Quantitative and Qualitative Disclosure about Market Risk

         We are exposed to market risk from changes in interest rates that could impact results of operations. We manage interest rates through a combination of fixed and variable rate debt. We have entered into interest rate swap agreements as a risk management tool, not for speculative purposes.

         At June 30, 2000, we had $300 million of Term A and Term B Notes under our bank facility, which carried an average interest rate of 10.89%; $372 million of the original 12.75% senior subordinated discount notes, due 2009; $38.0 million of 7%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2003 to 2006; and $9.0 million of 6 1/8%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2000 to 2008.

         Our senior subordinated discount notes and Federal Communications Commission debt have fixed interest rates and as a result we are less sensitive to market rate fluctuations. However, our Term A and Term B Notes outstanding and other amounts available to us under our bank facility agreement are variable interest rate. Beginning in May 1999, we entered into interest rate swap agreements with notional amounts totaling $200 million to manage our interest rate risk under the bank facility. The swap agreements establish a fixed effective rate of 9.05% on $200.0 million of the current balance outstanding under the bank facility through the earlier of March 31, 2002 or the date on which we achieve operating cash flow breakeven. Market risk, due to potential fluctuations in interest rates, is inherent in swap agreements.

         The following table provides information about our market risk exposure associated with changing interest rates on our fixed rate debt at maturity value of the debt (dollars in millions):


                                                         Expected Maturity
                                 ---------------------------------------------------------------
                                 2000     2001     2002     2003   2004     Thereafter    Total
                                 ----     ----     ----     ----   ----     ----------    -----

Face value of long-term fixed
   rate debt                     $0.4     $1.0     $1.1     $9.7   $10.4    $396.4        $419.0
Average interest rate            6.1%     6.1%     6.1%     6.9%   6.9%     12.4%            --


         Collectively, our fixed rate debt has a carrying value and a fair value of $272.4 million and $291.2 million at June 30, 2000, respectively. The fair value of our fixed rate debt has been estimated using an incremental borrowing rate of 10.5% based on the market value of our senior subordinated discount notes.

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

The Company is a party to routine filings and customary regulatory proceedings with the Federal Communications Commission relating to its operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Company's 2000 Annual Meeting of Stockholders was held on May 25, 2000. At the 2000 Annual Meeting, stockholders voted on the election of directors, an amendment to the Company's 1999 Stock Option Plan and the ratification of KPMG LLP as independent auditors to the Company for the year 2000.

William M. Mounger, II, Ann K. Hall, David A. Jones, Jr., and Kevin J. Shepherd were elected directors of the Company for a term expiring in 2003. This term will expire earlier upon the completion of the pending merger with Telecorp PCS, Inc. Total votes of 9,000,581 were cast in favor of the election of Mr. Mounger, and total votes of 9,095,460 were cast in favor of the election of Ms. Hall, Mr. Jones, and Mr. Shepherd. Total votes of 95,160 were cast in opposition to the election of Mr. Mounger and total votes of 282 were cast in opposition to the election of Ms. Hall, Mr. Jones, and Mr. Shepherd.

The stockholders approved an amendment to the Company's 1999 Stock Option Plan with 8,906,842 votes in favor of the amendment, 188,591 votes against the amendment and 308 being withheld.

The stockholders ratified the appointment of KPMG LLP as independent auditors to the Company for the year 2000 by a vote of 9,095,337 for, 300 against and 104 withheld.

Item 5.  Other Information

None

Item 6.  Exhibits And Reports On Form 8-K

         (a) Exhibits

        Exhibit
        Number                          Description
        -------                         -----------

          2.1.1     Amendment No. 1 to the Agreement and Plan of
                    Reorganization and Contribution, dated May 4, 2000 (incorporated by reference to the Registration Statement on Form S-4 of Telecorp-Tritel Holding Company filed with the Commission on May 20, 2000).

          2.1.2 Amendment No. 2 to the Agreement and Plan of Reorganization and Contribution, dated June 12, 2000 (incorporated by reference to the Registration Statement on Form S-4 of Telecorp-Tritel Holding Company filed with the Commission on June 20, 2000).

          10.1 Form of Amended and Restated Restricted Stock Agreement (incorporated by reference to the Registration
                    Statement on Form S-4 of Telecorp-Tritel Holding Company filed with the Commission on June 20, 2000).

         10.2.1 Amended and Restated Employment Agreement, by and between Tritel, Inc., and William M. Mounger, II, dated effective as of June 9, 2000.

         10.2.2 Amended and Restated Employment Agreement, by and between Tritel, Inc., and E.B. Martin, Jr., dated effective as of June 9, 2000.

         10.2.3 Amended and Restated Employment Agreement, by and between Tritel, Inc., and William S. Arnett, dated effective as of June 1, 2000.

         10.3       Amended and Restated 1999 Stock Option Plan.

           27       Financial Data Schedule.


     (b) Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRITEL, INC.

Date: August 11, 2000
                                 /s/ E. B. Martin, Jr.
                                 ------------------------------------
                                 E. B. Martin, Jr.
                                 Executive Vice President and
                                    Chief Financial Officer

                                 /s/ Karlen Turbeville

                                 -------------------------------------
                                 Karlen Turbeville

                                 Senior Vice President - Finance
                                 (Chief Accounting Officer)