Form 10-Q
period 2000-09-30
TRITEL INC
filed 2000-11-15
CIK 1088383

FORM 10-Q. - Quarterly Report Under Section 23 or 15(d) of the Securities
             Exchange Act of 1934

             FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               Commission File No.
                                                   -------------------------


                                  TRITEL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      64-0896417
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                              Yes [X]     No [ ]



78141.0001

                                    FORM 10-Q

                                  TRITEL, INC.

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.     Tritel, Inc. Financial Statements (Unaudited):
               Condensed Consolidated Balance Sheets-
                    December 31, 1999 and September 30, 2000.........................................2

               Condensed Consolidated Statements of Operations- Three and Nine
                 Month Periods Ended September 30, 1999 and September 30, 2000.......................3

               Condensed Consolidated Statements of Cash Flows- Three and Nine
                 Month Periods Ended September 30, 1999 and September 30, 2000.......................4

               Notes to Condensed Consolidated Financial Statements..................................5

Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition...................................................13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................20

            In accordance with Securities and Exchange Commission Rule 3-10 of
Regulation S-X, the financial statements of Tritel, Inc. are included herein and separate financial statements of Tritel PCS, Inc. and its subsidiary guarantors are not included. Condensed financial data for Tritel PCS, Inc. and its subsidiary guarantors is included in Note 8 to the financial statements.


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................22

Item 4      Submission Of Matters To A Vote Of Security Holders.....................................22

Item 5.     Other Information.......................................................................22

Item 6.     Exhibits And Reports On Form 8-K........................................................23

Signature Page......................................................................................24


PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  TRITEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)
                    (amounts in thousands, except share data)

                                                                                          December 31,           September 30,
                                                                                              1999                   2000
                                                                                         --------------       ----------------
                                        ASSETS                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                            $       609,269                168,786
   Accounts receivable, net                                                                       5,040                 15,805
   Inventory                                                                                      8,957                 19,500
   Prepaid expenses and other current assets                                                      7,298                 14,677
                                                                                         --------------       ----------------
                    Total current assets                                                        630,564                218,768
Restricted cash                                                                                   6,594                  4,849
Property and equipment, net                                                                     262,343                503,436
Federal Communications Commission licensing costs, net                                          201,946                202,281
Intangible assets, net                                                                           59,508                 55,216
Other assets                                                                                     35,407                 32,972
                                                                                         --------------       ----------------
                    Total assets                                                        $     1,196,362              1,017,522
                                                                                         ==============       ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt                                                 $           923                    989
   Accounts payable and accrued liabilities                                                     113,324                 82,113
                                                                                         --------------       ----------------
                    Total current liabilities                                                   114,247                 83,102
                                                                                         --------------       ----------------
Non-current liabilities:

   Long-term debt                                                                               557,716                578,740
   Deferred income taxes and other liabilities                                                   37,367                 40,171
                                                                                         --------------       ----------------
                    Total non-current liabilities                                               595,083                618,911
                                                                                         --------------       ----------------
                    Total liabilities                                                           709,330                702,013
                                                                                         --------------       ----------------
Series A 10% redeemable convertible preferred stock                                              99,586                106,386
                                                                                         --------------       ----------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
      Series D, outstanding 46,374 shares in 1999 and 2000                                       46,374                 46,374
   Common stock issued and outstanding at September 30, 2000
      Class A Voting - 97,847,848 shares; Class B Non-voting - 2,927,120 shares;
      Class C - 1,380,448; Class D - 4,962,804 shares, Voting Preference -- 6 shares
                                                                                                  1,071                  1,071
   Additional paid in capital                                                                   611,277                748,329
   Deferred compensation                                                                              -                (56,897)
   Accumulated deficit                                                                         (271,276)              (529,754)
                                                                                         --------------       ----------------
                    Total stockholders' equity                                                  387,446                209,123
                                                                                         --------------       ----------------
                    Total liabilities, redeemable preferred stock
                        and stockholders' equity                                        $     1,196,362              1,017,522
                                                                                         ==============       ================

See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                  (amounts in thousands, except per share data)

                                                              Three months ended                        Nine months ended
                                                                 September 30,                            September 30,
                                                      -------------------------------          ---------------------------------
                                                          1999               2000                   1999                2000
                                                      --------------  ---------------          ---------------   ---------------
         Revenues                                    $       179              38,771                   179                80,076
                                                       ---------         -----------             ---------          ------------

         Operating expenses:

            Cost of service and equipment                    187              22,850                   189                51,961
            Technical operations                           4,985              15,886                 8,931                38,103
            General and administrative                    10,212              18,863                17,414                45,288
            Sales and marketing                            3,897              18,969                 6,621                47,339
            Stock-based compensation                           -              16,980                     -                79,092
            Depreciation and amortization                  2,127              20,194                 5,601                45,069
                                                       ---------         -----------             ---------       ---------------
                    Total operating expenses              21,408             113,742                38,756               306,852
                                                       ---------         -----------             ---------       ---------------

                Operating loss                           (21,229)            (74,971)              (38,577)             (226,776)
         Interest income                                   5,119               4,609                10,451                20,501
         Financing cost                                        -                   -                (2,230)                    -
         Interest expense                                 (6,934)            (16,844)              (12,038)              (47,260)
                                                       ---------         -----------             ---------       ---------------

                Loss before income taxes                 (23,044)            (87,206)              (42,394)             (253,535)
         Income tax benefit                                7,189                 782                13,638                 1,857
                                                       ---------         -----------             ---------       ---------------
                Net loss                                 (15,855)            (86,424)              (28,756)             (251,678)

         Series A preferred dividend requirement
                                                          (2,267)             (2,267)               (6,632)               (6,800)
                                                      ----------         -----------             ---------          ------------
         Net loss available to
              common stockholders                    $   (18,122)            (88,691)              (35,388)             (258,478)
                                                      ==========         ===========             =========          ============
         Basic and diluted
         net loss per common share                   $    (5.22)              (0.74)               (11.73)                (2.17)
                                                      ==========         ===========             =========          ============



See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                             (amounts in thousands)

                                                                    Three months ended                     Nine months ended
                                                                       September 30,                         September 30,
                                                            ------------------------------------    --------------------------------
                                                                 1999               2000                1999              2000
                                                            ----------------  ------------------    --------------   ---------------
Cash flows from operating activities:
           Net loss                                        $     (15,855)          (86,424)             (28,756)           (251,678)
           Adjustments to reconcile net loss to net
             cash used in operating activities:
               Financing costs                                         -                 -                2,230                   -
               Depreciation and amortization                       2,127            20,194                5,601              45,069
               Stock-based  compensation and
                 grant of unrestricted rights in
                 common stock to officer                           4,500            16,980                4,500              79,092

               Accretion of discount on debt and
                 amortization of debt issuance costs               3,672             7,922                3,672              21,627

               Deferred income tax benefit                        (7,189)             (782)             (13,368)             (1,857)
               Provision for bad debts                                 -             1,343                    -               1,893

Changes in operating assets and liabilities:
  Accounts receivable                                                  -            (2,823)                   -             (12,658)
  Inventory                                                       (3,526)              453               (3,526)            (10,352)
  Accounts payable and accrued expenses                            3,916            (1,808)               5,762               1,286
                                                                  (1,926)           (4,704)              (4,813)             (7,089)
                                                              -----------       ----------          -----------        ------------
  Change in other assets and liabilities                         (14,281)          (49,649)             (28,698)           (134,667)
                                                              -----------       ----------          -----------        ------------
Net cash used in operating activities

Cash flows from investing activities:
           Capital expenditures                                  (35,502)         (132,443)             (80,189)           (304,241)
           Advance under notes receivable                              -                 -               (7,550)                  -
           Capitalized interest on network
             construction and FCC licensing costs                 (4,097)             (508)              (9,993)             (3,313)
           (Increase) decrease in restricted cash                    570               638               (7,387)              1,745
           Other                                                       -               (55)                (325)               (184)
                                                              ----------        ----------          -----------        ------------
                                                                 (39,029)         (132,368)            (105,444)           (305,993)
                                                              ----------      ------------           ----------        ------------
Net cash used in investing activities

Cash flows from financing activities:
           Proceeds from (repayments of)
             long-term debt                                      100,000              (238)             500,240                (687)
           Repayments of notes payable                                 -                 -              (22,100)                  -
           Payment of debt issuance costs and
             other deferred charges                                  (87)                -              (28,054)               (198)
           Payment of stock issuance costs                             -                 -               (8,507)               (195)
           Proceeds from vendor discount                               -                 -               15,000                   -
           Issuance of preferred stock                            49,078                 -              162,703                   -
           Proceeds from exercise of stock options                     -               468                    -               1,257
           Other                                                    (302)                -                 (302)                  -
                                                            -------------     ------------          -----------        ------------

Net cash provided by financing Activities                        148,689               230              618,980                 177
                                                            ------------        ----------          -----------        ------------
Net increase (decrease) in cash and cash equivalents              95,379          (181,787)             484,838            (440,483)
Cash and cash equivalents at beginning of period                 390,305           350,573                  846             609,269
                                                            ------------        ----------          -----------        ------------
Cash and cash equivalents at end of period                 $     485,684           168,786              485,684             168,786
                                                            ============        ==========          ===========        ============


See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION

      Tritel, Inc. ("Tritel") was formed on April 23, 1998 by the controlling members of Airwave Communications, LLC and Digital PCS, LLC, our predecessor companies, to develop PCS markets in the south-central United States. On January 7, 1999, our predecessor companies transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for stock in Tritel. Tritel continued the activities of our predecessor companies and, for accounting purposes, this transaction was accounted for as a reorganization of the predecessor companies into a C corporation and a name change to Tritel. Tritel and the predecessor companies, together with Tritel's subsidiaries, are referred to collectively as "the Company."

2.    MERGER WITH TELECORP PCS

      On February 28, 2000, Tritel and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provided for the creation of a new entity called TeleCorp PCS, Inc. Tritel and TeleCorp merged into subsidiaries of the new entity.

      Under the Merger Agreement, each share of Tritel class A voting common stock converted into 0.76 shares of the new entity's class A common stock. Tritel and TeleCorp shareholders approved the Merger on August 8, 2000. The Merger closed on November 13, 2000.


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

                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.    PER SHARE AMOUNTS

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Weighted average common shares used for the purpose of calculating net loss per share were 3,034,681 and 3,018,180 for the three and nine months ended September 30, 1999 and were 119,239,757 and 119,229,069 for the three and nine months ended September 30, 2000. In accordance with SFAS No. 128, outstanding stock options and nonvested restricted stock grants have been excluded.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                 -----------------------------------------
                                                                                      1999                   2000
                                                                                 ----------------     --------------------
      (Amounts in Thousands)
      Supplementary Information:

                 Cash paid for interest, net of amounts capitalized         $          9,201                    25,633
                                                                                    ========                 =========
      Significant non-cash investing and financing activities:
                 Capitalized interest and discount on debt                  $          4,599                     2,796
                                                                                    ========                 =========
                 Capital expenditures included in accounts payable          $         33,066                    49,416
                                                                                    ========                 =========

6.    STOCK OPTION PLAN AND OTHER RESTRICTED STOCK AWARDS

      At September 30, 2000, we had issued a total of 12,343,388 shares of our class A voting and class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless Services. These shares are subject to vesting and unvested shares are held in escrow. These shares are also subject to individual repurchase agreements with each employee, which collectively were considered a "variable stock plan" under generally accepted accounting principles. These individual repurchase agreements were modified to remove the provision that required the employees to surrender a portion of their vested shares. The effective date of this modification, which occurred in June 2000, became the measurement date upon which the value of the awards was fixed.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

8.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The following condensed consolidating financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine month periods ended September 30, 1999 and 2000 are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS who serve as guarantors and those subsidiaries who do not serve as guarantors of the senior subordinated discount notes.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                        -------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents            $            -          613,999        (4,730)               -             -        609,269
  Other current assets                          2,462            1,407        17,426                -             -         21,295
  Intercompany receivables                      1,799          210,673             -                -     (212,472)              -
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
      Total current assets                      4,261          826,079        12,696                -     (212,472)        630,564

Restricted cash                                     -            6,594             -                -             -          6,594
Property and equipment, net                         -                -       262,343                -             -        262,343
Licenses and other intangibles                 59,508                -             -          201,946             -        261,454
Investment in subsidiaries                    445,301           73,286             -                -     (518,587)              -
Other long term assets                              -           62,633            82                -      (27,308)         35,407
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total assets                   $      509,070          968,592       272,121          201,946     (758,367)      1,196,362
                                        =============  ===============  ============  ===============  ============  =============
Current liabilities:
  Accounts payable, accrued expenses
  and Other current liabilities        $           29            1,240       111,257            1,721             -        114,247
  Intercompany payables                             -                -       196,950           15,522     (212,472)              -
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
      Total current liabilities                    29            1,240       308,207           17,243     (212,472)        114,247
Non-current liabilities:
  Long-term debt                                    -          516,734        27,121           40,982      (27,121)        557,716
  Deferred income taxes and other              22,009            5,318       (20,024)          30,251         (187)         37,367
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total liabilities                      22,038          523,292       315,304           88,476     (239,780)        709,330

Series A redeemable convertible
  preferred stock                              99,586                -              -               -             -         99,586
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
Stockholders' equity (deficit)                387,446          445,300       (40,183)         113,470     (518,587)        387,446
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total liabilities and equity   $      509,070          968,592       272,121          201,946     (758,367)      1,196,362
                                        =============  ===============  ============  ===============  ============  =============


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000

                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                        -------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents            $         -          173,299         (4,513)              -             -        168,786
  Other current assets                       4,708              915         44,359               -             -         49,982
  Intercompany receivables                       -          630,789              -               -     (630,789)              -
                                        -------------------------------------------------------------------------------------------
      Total current assets                   4,708          805,003         39,846               -     (630,789)        218,768

Restricted cash                                  -            4,849              -               -             -          4,849
Property and equipment, net                      -                -        503,436               -             -        503,436
Licenses and other intangibles              55,216                -              -         202,281             -        257,497
Investment in subsidiaries                 280,617          (69,763)             -               -     (210,854)              -
Other long term assets                           -           76,046            582               -      (43,656)         32,972
                                        -------------------------------------------------------------------------------------------

        Total assets                   $   340,541          816,135        543,864         202,281     (885,299)      1,017,522
                                        ===========================================================================================

Current liabilities:
  Accounts payable, accrued expenses
  and                                  $     2,014            1,091         78,476           1,521             -         83,102
    other current liabilities
  Intercompany payables                      1,020                -        613,312          16,457     (630,789)              -
                                        -------------------------------------------------------------------------------------------
      Total current liabilities              3,034            1,091        691,788          17,978     (630,789)         83,102

Non-current liabilities:
  Long-term debt                                 -          537,783         42,409          40,957      (42,409)        578,740
  Deferred income taxes and other
  liabilities                               21,998           (3,356)        (7,471)         30,247       (1,247)         40,171
                                        -------------------------------------------------------------------------------------------
        Total liabilities                   25,032          535,518        726,726          89,182     (674,445)        702,013
                                        -------------------------------------------------------------------------------------------
Series A redeemable convertible
  preferred stock                          106,386                -              -               -             -        106,386
                                        -------------------------------------------------------------------------------------------

Stockholders' equity (deficit)             209,123          280,617       (182,862)        113,099     (210,854)        209,123
                                        -------------------------------------------------------------------------------------------

        Total liabilities and equity   $   340,541          816,135        543,864         202,281     (885,299)      1,017,522
                                        ===========================================================================================


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                          -----------------------------------------------------------------------------------------
Revenues                              $            -                -            179               -             -            179
                                          -----------------------------------------------------------------------------------------

Operating Expenses
   Cost of services and equipment                  -                -            187               -             -            187
   Technical operations                            -                -          4,985               -             -          4,985
   General and administrative                      -                2         10,210               -             -         10,212
   Sales and marketing                             -                -          3,897               -             -          3,897
   Depreciation and amortization               1,374                -            744               9             -          2,127
                                          -----------------------------------------------------------------------------------------
     Total operating expenses                      -                -         20,023               -             -         21,408

Operating loss                                (1,374)              (2)       (19,844)             (9)            -        (21,229)
Interest income                                   37            5,005             77               -             -          5,119
Interest expense                                   -           (6,934)             -               -             -         (6,934)
                                          -----------------------------------------------------------------------------------------

   Income (loss) before income taxes          (1,337)          (1,931)       (19,767)             (9)            -        (23,044)
Income tax benefit                               511              739          5,936               3             -          7,189
                                          -----------------------------------------------------------------------------------------
Net loss                              $         (826)          (1,192)       (13,831)             (6)            -        (15,855)
                                          =========================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                          -----------------------------------------------------------------------------------------

Revenues                              $            -                -         38,771           2,447        (2,447)        38,771
                                          -----------------------------------------------------------------------------------------

Operating Expenses                                                  -
   Cost of services and equipment                  -                -         22,850               -              -        22,850
   Technical operations                            -                -         15,886               -              -        15,886
   General and administrative                     (8)               -         21,311               7        (2,447)        18,863
   Sales and marketing                             -                -         18,969               -              -        18,969
   Stock-based compensation                   16,980                -              -               -              -        16,980
   Depreciation and amortization               1,431                -         17,525           1,238              -        20,194
                                          -----------------------------------------------------------------------------------------
     Total operating expenses                 18,403                -         96,541           1,245        (2,447)       113,742
                                          -----------------------------------------------------------------------------------------

Operating income (loss)                      (18,403)               -        (57,770)          1,202              -       (74,971)
Interest income                                   98            5,363            106               -          (958)         4,609
Interest expense                                   -          (15,850)          (964)           (988)          958        (16,844)
                                          -----------------------------------------------------------------------------------------

   Income (loss) before income taxes         (18,305)         (10,487)       (58,628)            214             -        (87,206)
Income tax benefit (expense)                      15              109            661              (3)            -            782
                                          -----------------------------------------------------------------------------------------
Net loss                              $      (18,290)         (10,378)       (57,967)            211             -        (86,424)
                                          =========================================================================================


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                           -----------------------------------------------------------------------------------------
Revenues                               $            -                -            179               -             -            179
                                           -----------------------------------------------------------------------------------------

Operating Expenses
   Cost of services and equipment                   -                -            189               -             -            189
   Technical operations                             -                -          8,931               -             -          8,931
   General and administrative                       3               45         17,364               2             -         17,414
   Sales and marketing                              -                -          6,621               -             -          6,621
   Depreciation and amortization                4,203                -          1,389               9             -          5,601
                                           -----------------------------------------------------------------------------------------
                                                4,206               45         34,494              11             -         38,756

Operating loss                                 (4,206)             (45)       (34,315)            (11)            -        (38,577)
Interest income                                   114           10,178            159               -             -         10,451
Financing cost                                      -                -         (2,230)              -             -         (2,230)
Interest expense                                    -          (12,038)             -               -             -        (12,038)
                                           -----------------------------------------------------------------------------------------

   Income (loss) before income taxes           (4,092)          (1,905)       (36,386)            (11)            -        (42,394)
Income tax benefit                              1,565              729         11,344               -             -         13,638
                                           -----------------------------------------------------------------------------------------
Net loss                               $       (2,527)          (1,176)       (25,042)            (11)            -        (28,756)
                                           =========================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                           -----------------------------------------------------------------------------------------

Revenues                               $            -                -         80,076           5,906        (5,906)        80,076
                                           -----------------------------------------------------------------------------------------

Operating Expenses
   Cost of services and equipment                   -                -         51,961               -             -         51,961
   Technical operations                             -                -         38,103               -             -         38,103
   General and administrative                   3,042                -         48,145               7        (5,906)        45,288
   Sales and marketing                              -                -         47,339               -             -         47,339
   Stock-based compensation                    79,092                -              -               -             -         79,092
   Depreciation and amortization                4,292                -         37,696           3,081             -         45,069
                                           -----------------------------------------------------------------------------------------
     Total operating expenses                  86,426                -        223,244           3,088        (5,906)       306,852
                                           -----------------------------------------------------------------------------------------

Operating income (loss)                       (86,426)               -       (143,168)          2,818             -       (226,776)
Interest income                                   251           22,194            447               -        (2,391)        20,501
Interest expense                                    -          (44,050)        (2,409)         (3,192)        2,391        (47,260)
                                           -----------------------------------------------------------------------------------------

   Income (loss) before income taxes          (86,175)         (21,856)      (145,130)           (374)            -       (253,535)
Income tax benefit                                 11              221          1,621               4             -          1,857
                                           -----------------------------------------------------------------------------------------
Net loss                               $      (86,164)         (21,635)      (143,509)           (370)            -       (251,678)
                                           =========================================================================================


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                 $             -         (53,419)         39,138               -             -       (14,281)
                                         -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                               -                -       (35,502)               -             -       (35,502)
  Capitalized interest on debt                       -                -        (1,346)         (2,751)             -        (4,097)
  Decrease in restricted cash                        -              570              -               -             -            570
  Investment in subsidiaries                  (49,078)           49,078              -               -             -              -
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                       (49,078)           49,648       (36,848)         (2,751)             -       (39,029)
                                         -------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long term debt                       -          100,000              -               -             -        100,000
  Payment of debt issuance costs and
  other deferred charges                             -             (87)              -               -             -           (87)
  Issues of preferred stock                     49,078                -              -               -             -         49,078
  Intercompany receivable/payable                    -            4,468        (7,219)           2,751             -              -
  Other                                              -            (302)              -               -             -          (302)
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                         49,078          104,079        (7,219)           2,751             -        148,689
                                         -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                   -          100,308        (4,929)               -             -         95,379
Cash and cash equivalents at
  beginning of period                                -          385,730          4,575               -             -        309,305
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                               $             -          486,038          (354)               -             -        485,684
                                         ===========================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                          GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                         -------------------------------------------------------------------------------------------

Net cash used in operating activities  $       (842)          (1,620)       (47,187)              -             -        (49,649)
                                         -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                            -                -       (132,443)              -             -       (132,443)
  Capitalized interest on debt                    -                -           (189)           (319)            -           (508)
  Increase (decrease) in other assets             -              638            (55)              -             -            583
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                           -              638       (132,687)          (319)             -       (132,368)
                                         -------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long term debt                     -                -              -           (238)             -           (238)
  Intercompany receivable/payable               374         (183,804)       182,873             557             -              -
  Proceeds from exercise of stock               468                -              -               -             -            468
  options
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                         842         (183,804)       182,873             319             -            230
                                         -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                -         (184,786)         2,999               -             -       (181,787)
Cash and cash equivalents at
  beginning of period                             -          358,085         (7,512)              -             -        350,573
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                               $          -          173,299         (4,513)              -             -        168,786
                                         ===========================================================================================

                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)             TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                           -----------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                 $          (94)         (50,011)        21,407               -             -        (28,698)
                                           -----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                              -                -       (80,189)               -             -        (80,189)
  Advance under notes receivable                    -           (7,500)          (50)               -             -         (7,550)
  Capitalized interest on debt                      -                -        (5,617)          (4,376)            -         (9,993)
  Investment in subsidiaries                 (118,466)         118,466              -               -             -              -
  Decrease in restricted cash                       -           (7,387)             -               -             -         (7,387)
  Other                                          (325)               -              -               -             -           (325)
                                           -----------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                      (118,791)         103,579       (85,856)          (4,376)            -       (105,444)
                                           -----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long term debt                      -          500,240              -               -             -        500,240
  Repayments of notes payable                 (22,100)               -              -               -             -        (22,100)
  Payment of debt issuance costs and
  other deferred charges                      (22,198)         (14,363)             -               -             -        (36,561)
  Intercompany receivable/payable                 480          (68,105)        63,249           4,376             -              -
  Proceeds from vendor discount                     -           15,000              -               -             -         15,000
  Issuance of preferred stock                 162,703                -              -               -             -        162,703
  Other                                             -             (302)             -               -             -           (302)
                                           -----------------------------------------------------------------------------------------
Net cash provided by financing                118,885          432,470         63,249           4,376             -        618,980
  activities:
                                           -----------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                  -          486,038         (1,200)              -             -        484,838
Cash and cash equivalents at
  beginning of period                               -                -            846               -             -            846
                                           -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                               $            -          486,038           (354)              -             -        485,684
                                           =========================================================================================


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)             TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                           -----------------------------------------------------------------------------------------


Net cash provided by (used in)
  operating activities                 $       (3,051)            (241)      (131,375)              -             -       (134,667)
                                           -----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                              -                -       (304,241)              -             -       (304,241)
  Capitalized interest on debt                      -                -         (1,460)         (1,853)            -         (3,313)
  Decrease in restricted cash                       -            1,745              -               -             -          1,745
  Decrease in other assets                          -                -           (184)              -             -           (184)
                                           -----------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                             -            1,745       (305,885)         (1,853)            -       (305,993)
                                           -----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of long term debt                       -                -              -            (687)            -           (687)
  Payment of debt issuance costs and
  other deferred charges                            -             (198)             -               -             -           (198)
  Intercompany receivable/payable               1,989         (442,006)       437,477           2,540             -              -
  Payment of stock issuance costs                (195)               -              -               -             -           (195)
  Proceeds from exercise of stock               1,257                -              -               -             -          1,257
  options
                                           -----------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                         3,051         (442,204)       437,477           1,853             -            177
                                           -----------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                  -         (440,700)           217               -             -       (440,483)
Cash and cash equivalents at
  beginning of period                               -          613,999         (4,730)              -             -        609,269
                                           -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                               $            -          173,299         (4,513)              -             -        168,786
                                           =========================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto, which are included in Tritel Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

FORWARD LOOKING STATEMENTS; CAUTIONARY STATEMENTS

           Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute "forward-looking statements." Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in Tritel, Inc.'s Registration Statement on Form S-1 (Reg. No. 333-91207) and from time to time in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the Federal Communications Commission determines we are not a very small business or if we do not meet the Federal Communications Commission's minimum construction requirements, (14) the technologies that we use may become obsolete, which would limit our ability to compete effectively, and (15) we may incur operating costs due to fraud. In addition, new factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We specifically decline any obligation to publicly release the result of any revisions that may be made to forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

GENERAL

           We are an AT&T Wireless Services affiliate with licenses to provide PCS services to approximately 14.0 million people in contiguous markets in the south-central United States. In January 1999, we entered into our affiliation agreement with AT&T Wireless Services. We have also joined with two other AT&T Wireless Services affiliates to operate under a common regional brand name, SunCom. We provide our PCS services as a member of the AT&T Wireless Network, serving as the preferred roaming provider to AT&T Wireless Services' digital customers in virtually all of our markets and co-branding our services with the AT&T and SunCom brands and logos.

           For periods prior to the fourth quarter of 1999, we were a development stage company. We have incurred significant expenditures in conjunction with our organization and financing, PCS license acquisitions, hiring key personnel and the design and construction of our PCS network facilities. We have commenced commercial PCS services in 35 markets as of September 30, 2000. We expect to have commenced commercial PCS service in all of our major population and business centers by the end of 2000. The timing of launch in individual markets will be determined by various factors, principally the success of our site acquisition program, zoning and microwave relocation activities, equipment delivery schedules and local market and competitive considerations. We provided service in areas that represent approximately 94% of the population in our license area at September 30, 2000 and expect to provide service to over 98% by the end of 2000. Thereafter, we will evaluate further coverage expansion on a market-by-market basis.

           We launched commercial service in our first markets in September 1999. As of September 30, 2000, Tritel had successfully launched commercial service in the following markets throughout our coverage areas:

           Biloxi/Gulfport/                            Decatur, AL                         Knoxville, TN
            Pascagoula, MS                             Dothan-Enterprise, AL               Nashville, TN
           Brookhaven-McComb, MS                       Florence, AL                        Dalton, GA
           Columbus-Starkville, MS                     Gadsden, AL                         Rome, GA
           Greenville-Greenwood, MS                    Huntsville, AL                      Bowling Green, KY
           Hattiesburg, MS                             Mobile, AL                          Corbin, KY
           Jackson, MS                                 Montgomery, AL                      Lexington, KY
           Laurel, MS                                  Opelika-Auburn, AL                  Louisville, KY
           Meridian, MS                                Tuscaloosa, AL                      Madisonville, KY
           Tupelo, MS                                  Chattanooga, TN                     Owensboro, KY
           Vicksburg, MS                               Cleveland, TN                       Clarksville, TN-
           Anniston, AL                                Cookeville, TN                       Hopkinsville, KY
           Birmingham, AL

RESULTS OF OPERATIONS

           REVENUES. Revenues for the three and nine months ended September 30, 2000, were $38.8 million and $80.1 million, respectively. We recognized revenues of $179,000 during the three and nine months ended September 30, 1999. We launched commercial service in our first markets, Jackson and Vicksburg, Mississippi, during September, 1999. As of September 30, 2000, we had 35 markets in operation as compared to 2 markets at September 30, 1999. Revenues consist primarily of revenues derived from service to our customers, roaming services provided to customers of other carriers, and the sale of handsets and accessories.

           As of September 30, 2000, we had approximately 156,100 subscribers throughout our service area as compared to approximately 300 as of September 30, 1999. Our average revenue per unit (ARPU) including service and feature revenue as well as airtime and incollect roaming, but excluding outcollect roaming charges, was $58.21 for the third quarter of 2000 and $57.19 for the nine months ended September 30, 2000 as compared to $44.78 in December 1999.

           We anticipate continued growth during the remainder of the year in revenue and subscribers as we continue to expand our operations in our licensed areas. We expect to launch substantially all of our remaining markets during 2000.


           OPERATING EXPENSES

           Cost of services and equipment was $22.9 million and $52.0 million for the three and nine months ended September 30, 2000, respectively. Cost of services and equipment includes primarily the cost of equipment sold to customers, costs paid to other carriers for roaming services and wireline access and long-distance costs from customer use on our system. We incurred $187,000 and $189,000 in cost of services and equipment for the three and nine months ended September 30, 1999, respectively. The increase in these costs, which are expected to continue to increase during the remainder of 2000 and in future periods, is the result of new subscribers added to the system and increased usage of our system.

           Technical operations expenses were $5.0 million and $15.9 million for the quarter ended September 30, 1999 and 2000, respectively, and were $8.9 million and $38.1 million for the nine months ended September 30, 1999 and 2000, respectively. These expenses include primarily the cost of engineering and operating staff devoted to the oversight of the design, implementation and monitoring of our network, cell site lease expense, and charges incurred to connect our network to other carriers. These costs increased in 2000 as compared to 1999 as a result of our network expansion and increased usage of our system.

           We expect the majority of our future technical operations expenses will consist of costs relating to operating the network, including the cost of interconnection to wireline and other wireless networks, cell site lease costs, network personnel and repair and maintenance. We expect these costs to continue to increase during the remainder of 2000 and in future periods as we expand our coverage areas and incur a full year of operational expenses.

           Our general and administrative expense includes customer service, billing, information technology, finance, accounting, human resources and legal services. General and administrative expenses increased from $10.2 million for the third quarter of 1999 to $18.9 million for the third quarter of 2000, and increased from $17.4 million for the nine month period ended September 30, 1999, to $45.3 million for the nine month period ended September 30, 2000. The increase was due primarily to increased staffing in various departments, including information technology, billing, customer care, accounting, human resources and other administrative functions, incurred in connection with the expansion of our network and customer base, costs related to the modification of restricted stock agreements in the second quarter of 2000, and costs related to the merger with Telecorp PCS. We expect general and administrative expenses to continue to increase during the remainder of 2000 and in future periods as we continue to launch additional markets and provide customer support functions to a larger customer base. Costs related to the merger with Telecorp PCS have been expensed as incurred.

           Our sales and marketing expense includes salaries and benefits, commissions, advertising and promotions, retail distribution, and sales training. Sales and marketing expenses increased from $3.9 million for the three months ended September 30, 1999, to $19.0 million for the same period in 2000 and from $6.6 million for the first nine months of 1999 to $47.3 million for the same period in 2000. The increase was primarily associated with the salary, benefits and commissions for sales and marketing personnel, market deployment, including planning and leasing of sales offices and retail store locations and advertising costs related to market launches. We expect sales costs to continue to increase during the remainder of 2000 and in future periods primarily related to sales commissions, ongoing advertising and promotions.

           Stock-based compensation expense for the current quarter was $17.0 million and was $79.1 million for the nine months ended September 30, 2000. At September 30, 2000 we had issued a total of 12,343,388 shares of our class A voting and class C common stock to members of our management, primarily in connection with the formation of the joint venture with AT&T Wireless Services. These shares are subject to vesting and unvested shares are held in escrow. These shares are also subject to individual repurchase agreements with each employee, which collectively were considered a "variable stock plan" under generally accepted accounting principles. These individual repurchase agreements were modified to remove the provision that required the employees to surrender a portion of their vested shares. The effective date of this modification, which occurred in June 2000, became the measurement date upon which the value of the awards was fixed.

           Depreciation and amortization expenses were $2.1 million for the three month period ended September 30, 1999, as compared to $20.2 million for the three month period ended September 30, 2000, and were $5.6 million for the nine month period ended September 30, 1999, as compared to $45.1 million for the nine month period ended September 30, 2000. The increases relate primarily to the depreciation of network system equipment placed into service as our markets are launched and the amortization of the Federal Communication Commission licenses as well as depreciation of computer hardware, software, furniture, fixtures, and office equipment. Depreciation and amortization expenses are expected to increase during the remainder of 2000 and in future periods as we complete the construction of our network as well as recognize a full year of depreciation expense on our network assets placed in service during 1999 and 2000.

           NON-OPERATING INCOME AND EXPENSE

           Interest income was $5.1 million for the third quarter of 1999 as compared to $4.6 million for the third quarter of 2000 and was $10.5 million for the first nine months of 1999 as compared to $20.5 million for the first nine months of 2000. The year to date increase in 2000 as compared to 1999 was primarily a result of interest earned on our investment of advances under our bank facility of $300.0 million, proceeds from the sale of senior subordinated discount notes of approximately $200.2 million and proceeds from the sale of common stock in our initial public offering of approximately $242.5 million. The decrease in the current quarter as compared to the same period last year reflects the continued use of our short-term cash investments to fund the network buildout and other expenditures. Our short-term cash investments consist primarily of U.S. Government securities and highly rated commercial paper with a dollar-weighted average maturity of 90 days or less.

           Financing costs were $2.2 million for the nine months ended September 30, 1999. These costs were associated with the January 1999 conversion by Digital PCS of debt due to an investor to equity in Airwave Communications.

           Interest expense was $6.9 million for the third quarter of 1999 as compared to $16.8 million in the third quarter of 2000. Interest expense was $12.0 million for the first three quarters of 1999 as compared to $47.3 million for the first three quarters of 2000. The increase in interest expense resulted from interest incurred related to additional borrowings under our bank credit facility in September 1999, discount accretion on the senior subordinated discount notes issued in May 1999 and a reduction in the amount of interest capitalized. Interest expense is net of the amount capitalized for the purpose of completing the network buildout.

           For the quarters ended September 30, 1999 and 2000, we recorded a deferred income tax benefit of $7.2 million and $782,000, respectively. The deferred income tax benefit recorded for the first nine months of 1999 and 2000 was $13.6 million and $1.9 million, respectively. The valuation allowance for the gross deferred tax asset at September 30, 2000 was $63.0 million. No valuation allowance was considered necessary for the remaining gross deferred tax asset of $39.2 million, principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T transaction on January 7, 1999.

LIQUIDITY AND CAPITAL RESOURCES

           Our January 7, 1999, loan agreement provides a senior bank facility with a group of lenders for an aggregate amount of $550 million of senior secured credit. Up to $10 million of the facility may be used for letters of credit. The terms of the bank facility will permit us, subject to certain terms and conditions, including compliance with certain leverage ratios and satisfaction of buildout and subscriber milestones, to draw up to $550 million to finance working capital requirements, capital expenditures or other corporate purposes. As of September 30, 2000, we had $300 million outstanding under the bank facility and, pursuant to the terms of the bank facility, could have borrowed up to the total amount of approximately $550 million.

           Costs associated with the network buildout include switches, software, base stations, towers and antennae, radiofrequency engineering, cell site acquisition and construction, and microwave relocation. We have incurred approximately $535.0 million in capital expenditures through September 30, 2000, including $274.6 million in the first nine months of 2000.

           We incurred approximately $28.9 million in cash interest and fees during the first nine months of 2000 of which approximately $3.3 million was capitalized. This amount represents interest and fees on the senior bank facility and interest on the financing from the U.S. Government for the C and F-Block licenses. Cash interest will not be paid on the senior subordinated discount notes until 2004.

           On February 28, 2000, the Company announced an agreement to merge with Telecorp PCS, Inc. This merger closed on November 13, 2000 as a tax-free exchange of stock. The Company does not expect the merger to have any material effect on its current plans related to network buildout.

           As part of our formation, we received from Digital PCS an option to purchase licenses covering 2.0 million people in Florida and southern Georgia including the cities of Pensacola, Tallahassee and Panama City, Florida for 1,480,697 shares of our class A voting, common stock (reflecting the conversion of series C preferred stock and the stock split of our class A voting common stock in December 1999) and our assumption of approximately $11.5 million of Federal Communications Commission debt. In May 1999, we exercised this option, and this transfer was completed on October 27, 2000.

           We have entered into a License Acquisition Agreement to sell these licenses to Panther Wireless LLC for the assumption of all outstanding Federal Communications Commission debt on the licenses and cash in the amount equal to 110% of the sum of (i) the amount payable to the Federal Communications Commission in respect of the licenses minus the amount of Federal Communications Commission debt assumed, plus (ii) the aggregate amount of interest paid on the Federal Communications Commission debt by us and Digital PCS. This transfer is subject to Federal Communications Commission approval and is expected to be completed in 2001.

MERGER WITH TELECORP PCS, INC.

           On February 28, 2000, Tritel, Inc. and TeleCorp PCS, Inc. announced the signing of a definitive agreement and plan of reorganization and contribution, called the Merger Agreement, for an all stock, tax-free merger, called the Merger. The Merger Agreement provided for the creation of a new entity called TeleCorp PCS, Inc. Tritel, Inc. and TeleCorp merged with subsidiaries of the new entity.

           Under the Merger Agreement, Tritel Inc.'s class A voting common stock converted into 0.76 shares of the new entity's class A voting common stock per share of Tritel, Inc.'s common stock. Tritel, Inc. and Telecorp shareholders approved the Merger on August 8, 2000. The Merger was completed on November 13, 2000.

           The Federal Communications Commission order approving the merger required Tritel to repay certain bidding credits that Tritel received as a "very small business" designated entity totaling approximately $2.2 million.


PENDING LICENSE ACQUISITIONS

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

           As a result of the re-auction and our contractual rights to purchase from ABC Wireless PCS licenses, we could, depending upon Federal Communications Commission interpretations of the spectrum cap rules, hold an attributable interest in Commercial Mobile Radio Service, or CMRS, spectrum in excess of applicable limit in several cities in our markets. Current Federal Communications Commission rules limit PCS licensees and certain PCS investors in PCS licensees from having an attributable interest in more than 45 MHz of CMRS spectrum (or 55 MHz where there is an overlap between a PCS service area and rural cellular service area) in any given geographic area. In order to exceed the applicable spectrum limit, we and certain investors, including AT&T Wireless Services, must obtain the consent of the Federal Communications Commission. The Federal Communications Commission order approving the Telecorp/Tritel merger will require the combined company to divest of wireless certain licenses in the Bowling Green-Glasgow, Kentucky and Davies County, Kentucky markets where ABC Wireless exceeds the spectrum cap rules.

           During October 2000, Tritel signed an agreement to purchase two PCS wireless licenses and related PCS market assets and subscribers from Alltel Corp for $67.0 million. The two 10-MHz, D-block PCS licenses cover approximately 1.5 million Pops in Birmingham and Tuscaloosa, Alabama. The asset purchase is subject to regulatory agency approvals and is expected to close during 2001. These licenses will be purchased with funding received from Tritel's new parent company, Telecorp PCS, Inc. and have not been included in the discussion of Liquidity and Capital Resources. Tritel and AT&T Wireless Services, Inc. have entered into a put and call contract effective upon the closing of the acquisition under which Tritel has the unconditional right to sell the two FCC licenses (but not the related infrastructure and other assets) to AT&T Wireless Services, Inc. at any time for 18 months for $50 million. Similarly, AT&T would have the option to purchase the two licenses during the same period for $50 million, subject to Tritel's consent. In both cases, the purchase is conditioned upon receipt of regulatory approvals.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           We are exposed to market risk from changes in interest rates that could impact results of operations. We manage interest rates through a combination of fixed and variable rate debt. We have entered into interest rate swap agreements as a risk management tool, not for speculative purposes.

           At September 30, 2000, we had $300 million of Term A and Term B Notes under our bank facility, which carried an average interest rate of 10.87%; $372 million of the 12.75% senior subordinated discount notes, due 2009; $38.0 million of 7%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2003 to 2006; and $9.0 million of 6 1/8%, discounted to yield 10%, debt to the Federal Communications Commission, due in quarterly installments from 2000 to 2008.

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

           The following table provides information about our market risk exposure associated with changing interest rates on our fixed rate debt at maturity value of the debt (dollars in millions):

                                                                     EXPECTED MATURITY
                                       -------------------------------------------------------------------------
                                       2000      2001       2002      2003     2004      Thereafter       Total
                                       ----      ----       ----      ----     ----      ----------       -----
Face value of long-term
  fixed rate debt                      $0.2      $1.0       $1.1      $9.7     $10.4     $396.4           $418.8
Average interest rate                  6.1%      6.1%       6.1%      6.9%     6.9%      12.4%                --


           Collectively, our fixed rate debt has a carrying value and a fair value of $279.7 million and $296.8 million at September 30, 2000, respectively. The fair value of our fixed rate debt has been estimated using an incremental borrowing rate of 10.7% based on the market value of our senior subordinated discount notes.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Predecessor Company, certain members of the Company's management and several companies related through common ownership were defendants in a lawsuit in which the plaintiff claimed wrongful termination of employment, breach of contract, usurpation of corporate opportunities, breach of fiduciary duties and other matters. The suit sought unspecified actual and punitive damages plus attorneys' fees and court costs. Further, the plaintiff sought 5% of the portion of stock (equity) and FCC licenses of the Predecessor Company owned by certain members of the Company's management. The defendants in that action settled the lawsuit in September 1999 pursuant to a comprehensive settlement and release agreement and all claims were dismissed with prejudice pursuant to an agreed order of dismissal. In August 2000, the plaintiff filed a pleading styled "Independent Action for Relief from Judgment" seeking to reopen the prior case. The plaintiff simultaneously filed a separate new action against the same defendants in the prior litigation as well as the Company claiming that certain persons acting as authorized agents of the Company fraudulently induced him to accept a grossly inadequate settlement offer in the prior litigation. The plaintiff seeks actual damages of $30 million and punitive damages of $300 million. Management believes that the plaintiff's claims are totally without merit. Management and the other defendants in these actions are vigorously defending all claims in these actions and management believes that the Company's business prospects are not materially affected by this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


        Exhibit Number        Description
        --------------        -----------

              27              Financial Data Schedule.


      (b) Reports on Form 8-K

           None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRITEL, INC.

Date: November 14, 2000                 /s/ Karlen Turbeville
                                        -------------------------------------
                                        Karlen Turbeville
                                        Senior Vice President - Finance
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer)

                                 EXHIBIT INDEX



        Exhibit Number        Description
        --------------        -----------

              27              Financial Data Schedule.