Form 10-Q/A
period 2000-03-31
TRITEL INC
filed 2001-02-14
CIK 1088383

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: 000-28435

                                 TRITEL, INC.
            (Exact name of registrant as specified in its charter)

                          Delaware                                                   64-0896417
(State or other jurisdiction of incorporation or organization           (I.R.S. Employer Identification No.)

                              1010 N. Glebe Road
                                   Suite 800
                              Arlington, VA 22201

                   (Address of Principal Executive Offices)

                                 (703) 236-1100
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No[_]

     On April 28, 2000, there were 97,809,885 shares of class A voting common stock, 2,927,120 shares of class B non-voting common stock, 1,380,448 shares of class C common stock, 4,962,804 shares of class D common stock and 6 shares of voting preference common stock outstanding.


                                EXPLANATORY NOTE

     This Form 10-Q/A amends Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the three month period ended March 31, 2000 (the "Form 10-Q") filed with the Securities and Exchange Commission on May 15, 2000. The purpose of this Form 10-Q/A is to restate the amount of reported outcollect revenues from roaming customers and separately state revenues by source (service, roaming and equipment). As previously publicly announced on January 5, 2001, subsequent to filing the Form 10-Q, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source. Accordingly, the Company has determined to restate its financial statements as of and for the three months ended March 31, 2000.

     Exccept for Item 1 and Item 2 of Part I, no other information in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                   Form 10-Q/A

                                 Tritel, Inc.

                         Quarter Ended March 31, 2000

                               Table of Contents

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Tritel, Inc. Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets-
           December 31, 1999 and March 31, 2000..........................    2

          Condensed Consolidated Statements of Operations- Three-Month
           Periods Ended March 31, 1999 and March 31, 2000...............    3

          Condensed Consolidated Statements of Cash Flows- Three-Month
           Periods Ended March 31, 1999 and March 31, 2000...............    4

          Notes to Condensed Consolidated Financial Statements...........    5

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition.............................   14


PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 TRITEL, INC.
                     Condensed Consolidated Balance Sheets
               December 31, 1999 and March 31, 2000 (unaudited)
                   (amounts in thousands, except share data)

                                                                                 December 31,          March 31,
                                                                                     1999                2000
                                                                               ----------------     ---------------
                                  Assets                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                    $      609,269            482,459
   Accounts receivable, net                                                              5,040              8,092
   Inventory                                                                             8,957             16,410
   Prepaid expenses and other current assets                                             7,298              8,188
                                                                               ----------------     ---------------
                 Total current assets                                                  630,564            515,149
Restricted cash                                                                          6,594              6,125
Property and equipment, net                                                            262,343            292,215
Federal Communications Commission licensing costs, net                                 201,946            203,107
Intangible assets, net                                                                  59,508             58,077
Other assets                                                                            35,407             34,585
                                                                               ----------------     ---------------
                 Total assets                                                   $    1,196,362          1,109,258
                                                                               ================     ===============
                 Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                                         $          923                960
   Accounts payable and accrued liabilities                                            113,324             64,118
                                                                               ----------------     ---------------
                 Total current liabilities                                             114,247             65,078
                                                                               ----------------     ---------------
Non-current liabilities:
   Long-term debt                                                                      557,716            564,483
   Deferred income taxes and other liabilities                                          37,367             38,891
                                                                               ----------------     ---------------
                 Total non-current liabilities                                         595,083            603,374
                                                                               ----------------     ---------------
                 Total liabilities                                                     709,330            668,452
                                                                               ----------------     ---------------
Series A 10% redeemable convertible preferred stock                                     99,586            101,853
                                                                               ----------------     ---------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
     Series D, outstanding 46,374 shares in 1999 and 2000                               46,374             46,374
   Common stock issued and outstanding at March 31, 2000
     Class A Voting - 97,799,735 shares; Class B Non-voting - 2,927,120 shares; Class C - 1,380,448; Class D - 4,962,804 shares, Voting
     Preference -- 6 shares                                                              1,071              1,071
   Additional paid in capital                                                          602,359            708,378
   Accumulated deficit                                                                (262,358)          (416,870)
                                                                               ----------------     ---------------
                 Total stockholders' equity                                            387,446            338,953
                                                                               ----------------     ---------------
                 Total liabilities, redeemable preferred stock
                     and stockholders' equity                                   $    1,196,362          1,109,258
                                                                               ================     ===============

See Notes to Condensed Consolidated Financial Statements.

                                 TRITEL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

           For the Three-Month Periods Ended March 31, 1999 and 2000
                 (amounts in thousands, except per share data)

                                                                           Three months
                                                                              ended
                                                                            March 31,
                                                                -----------------------------------
                                                                     1999               2000
                                                                ----------------  -----------------
        Revenues:
           Service                                                $        -         $    6,815
           Roaming                                                         -              5,285
           Equipment                                                       -              2,783
                                                                     -------         ----------
                 Total revenues                                            -             14,883
                                                                     -------         ----------
        Operating expenses:

           Cost of service and equipment                                   -             13,703
           Technical operations                                        1,956             10,192
           General and administrative                                  2,890              9,328
           Sales and marketing                                         1,016             12,139
           Stock-based compensation                                        -            108,297
           Depreciation and amortization                               1,609             10,551
                                                                     -------         ----------
                 Total operating expenses                              7,471            164,210
                                                                     -------         ----------

              Operating loss                                          (7,471)          (149,327)

        Interest income                                                1,127              8,669
        Financing cost                                                (2,230)                 -
        Interest expense                                                   -            (14,360)
                                                                     -------         ----------
              Loss before income taxes                                (8,574)          (155,018)

        Income tax benefit                                             2,327                506
                                                                     -------         ----------
              Net loss                                                (6,247)          (154,512)

        Series A preferred dividend requirement                       (2,087)            (2,267)
                                                                     -------         ----------
        Net loss available to common stockholders                 $   (8,334)          (156,779)
                                                                     =======         ==========
        Basic and diluted net loss per share                      $                       (1.33)
                                                                                     ==========

See Notes to Condensed Consolidated Financial Statements.

                                 TRITEL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

           For the Three-Month Periods Ended March 31, 1999 and 2000
                            (amounts in thousands)

                                                                                   Three-months ended
                                                                                       March 31,
                                                                             -------------------------------
                                                                                 1999             2000
                                                                             -------------   ---------------
Cash flows from operating activities:
   Net loss                                                                    $  (6,247)         (154,512)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Financing costs                                                               2,230                 -
     Depreciation and amortization                                                 1,609            10,551
     Stock-based compensation                                                          -           108,297
     Accretion of discount on debt and amortization                                    -             6,472
       of debt issuance costs
     Deferred income tax benefit                                                  (2,327)             (506)
     Provision for bad debts                                                           -               188
     Changes in operating assets and liabilities:
       Accounts receivable                                                             -            (3,240)
       Inventory                                                                       -            (7,453)
       Accounts payable and accrued expenses                                      (3,870)          (10,935)
       Change in other current assets and liabilities                                404              (700)
                                                                               ---------       -----------
          Net cash used in operating activities                                   (8,201)          (51,838)
                                                                               ---------       -----------

Cash flows from investing activities:
   Capital expenditures                                                          (22,358)          (73,166)
   Advance under notes receivable                                                 (7,500)                -
   Capitalized interest on network construction and
    Federal Communications Commission licensing costs                             (3,715)           (1,806)
   (Increase) decrease in restricted cash                                         (8,393)              568
   Other                                                                               -              (144)
                                                                               ---------       -----------
          Net cash used in investing activities                                  (41,966)          (74,548)
                                                                               ---------       -----------

Cash flows from financing activities:
   Proceeds from (repayments of) long-term debt                                  200,000              (215)
   Repayments of notes payable                                                   (22,100)                -
   Payment of debt issuance costs and other deferred charges                     (27,201)             (199)
   Payment of stock issuance costs                                                     -               (61)
   Proceeds from vendor discount                                                  15,000                 -
   Issuance of preferred stock                                                   113,623                 -
   Proceeds from exercise of stock options                                             -                51
                                                                               ---------       -----------
          Net cash provided by (used in) financing activities                    279,322              (424)
                                                                               ---------       -----------

Net increase (decrease) in cash and cash equivalents                             229,155          (126,810)
Cash and cash equivalents at beginning of period                                     846           609,269
                                                                               ---------       -----------
Cash and cash equivalents at end of period                                     $ 230,001           482,459
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

4.   Restatement of Financial Statements

     As previously publicly announced on January 5, 2001, subsequent to filing its quarterly report on Form 10-Q for the period ended March 31, 2000, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source (service, roaming and equipment). Accordingly, the Company has determined to restate its financial statements as of and for the three months ended March 31, 2000. The total effect of the revision to roaming revenue was $0.6 million for the three months ended March 31, 2000.

5.   Supplemental Cash Flow Information

                                                                                  Three months ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                                1999            2000
                                                                            -------------  --------------
  (Amounts in Thousands)
  Supplementary Information:
    Cash paid for interest, net of amounts capitalized                       $       -            7,888
                                                                            ==========       ==========
  Significant non-cash investing and financing activities:
    Capitalized interest and discount on debt                                $     221            1,481
                                                                            ==========       ==========
    Conversions of debt to equity                                            $   6,746                -
                                                                            ==========       ==========
    Capital expenditures included in accounts payable                        $   5,762           43,642
    and accrued exprenses                                                   ==========       ==========

6.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. The Company is closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has determined that the adoption will not have a material impact on the consolidated financial statements of the Company.

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

                                                         Condensed Consolidating Balance Sheet
                                                                As of December 31, 1999

                                              Tritel,      Tritel PCS,    Guarantor    NonGuarantor                  Consolidated
           (Amounts in thousands)               Inc.           Inc.      Subsidiaries  Subsidiaries   Eliminations   Tritel, Inc.
                                           ---------------------------------------------------------------------------------------
      Current assets:
        Cash and cash equivalents           $        -       613,999         (4,730)           -              -         609,269
        Other current assets                     2,462         1,407         17,426            -              -          21,295
        Intercompany receivables                 1,799       210,673              -            -       (212,472)              -
                                             ---------     ---------     ----------    ---------     ----------      ----------
            Total current assets                 4,261       826,079         12,696            -       (212,472)        630,564

      Restricted cash                                -         6,594              -            -              -           6,594
      Property and equipment, net                    -             -        262,343            -              -         262,343
      Licenses and other intangibles            59,508             -              -      201,946              -         261,454
      Investment in subsidiaries               445,301        73,286              -            -       (518,587)              -
      Other long term assets                         -        62,633             82            -        (27,308)         35,407
                                             ---------     ---------     ----------    ---------     ----------      ----------
             Total assets                   $  509,070       968,592        275,121      201,946       (758,367)      1,196,362
                                             =========     =========     ==========    =========     ==========      ==========

      Current liabilities:
        Accounts payable, accrued
         expenses and other current
          liabilities                       $       29         1,240        111,257        1,721              -         114,247
        Intercompany payables                        -             -        196,950       15,522       (212,472)              -
                                             ---------     ---------     ----------    ---------     ----------      ----------
            Total current liabilities               29         1,240        308,207       17,243       (212,472)        114,247
      Non-current liabilities:
        Long-term debt                               -       516,734         27,121       40,982        (27,121)        557,716
        Deferred income taxes and
        other                                   22,009         5,318        (20,024)      30,251           (187)         37,367
                                             ---------     ---------     ----------    ---------     ----------      ----------
             Total liabilities                  22,038       523,292        315,304       88,476       (239,780)        709,330

      Series A redeemable convertible
        preferred stock                         99,586             -              -            -              -          99,586
                                             ---------     ---------     ----------    ---------     ----------      ----------
      Stockholders' equity (deficit)           387,446       445,300        (40,183)     113,470       (518,587)        387,446
                                             ---------     ---------     ----------    ---------     ----------      ----------
             Total liabilities and equity   $  509,070       968,592        275,121      201,946       (758,367)      1,196,362
                                             =========     =========     ==========    =========     ==========      ==========

                                                         Condensed Consolidating Balance Sheet
                                                                  As of March 31, 2000

                                            Tritel,    Tritel PCS,     Guarantor      NonGuarantor                  Consolidated
          (Amounts in thousands)              Inc.         Inc.       Subsidiaries    Subsidiaries   Eliminations   Tritel, Inc.
                                           ---------------------------------------------------------------------------------------
      Current assets:
        Cash and cash equivalents         $       -      472,193         10,266               -              -          482,459
        Other current assets                  2,926        2,407         27,357                              -           32,690
        Intercompany receivables                443      345,696              -                       (346,139)               -
                                           ------------------------------------------------------------------------------------
            Total current assets              3,369      820,296         37,623                       (346,139)         515,149

      Restricted cash                             -        6,125              -                              -            6,125
      Property and equipment, net                 -            -        292,215                              -          292,215
      Licenses and other intangibles         58,077            -              -         203,107              -          261,184
      Investment in subsidiaries            401,363       33,510              -                       (434,873)               -
      Other long term assets                              70,354            424                        (36,193)          34,585
                                           ------------------------------------------------------------------------------------
             Total assets                 $ 462,809      930,285        330,262         203,107       (817,205)       1,109,258
                                           ====================================================================================
      Current liabilities:
        Accounts payable, accrued
        expenses and other current
        liabilities                       $      20        1,117         62,219           1,722              -           65,078
        Intercompany payables                     0            -        328,793          17,346       (346,139)               -
                                           ------------------------------------------------------------------------------------
            Total current liabilities            20        1,117        391,012          19,068       (346,139)          65,078
      Non-current liabilities:
        Long-term debt                            -      523,510         35,371          40,973        (35,371)         564,483
        Deferred income taxes and
        other liabilities                    21,983        4,295        (16,809)         30,244           (822)          38,891
                                           ------------------------------------------------------------------------------------
             Total liabilities               22,003      528,922        409,574          90,285       (382,332)         668,452
                                           ------------------------------------------------------------------------------------
      Series A redeemable convertible
        preferred stock                     101,853            -              -               -              -          101,853
                                           ------------------------------------------------------------------------------------
      Stockholders' equity (deficit)        338,953      401,363        (79,312)        112,822       (434,873)         338,953
                                           ------------------------------------------------------------------------------------
             Total liabilities and
                equity                    $ 462,809      930,285        330,262         203,107       (817,205)       1,109,258
                                           ====================================================================================

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
                                           ========================================================================================

                                                   Condensed Consolidating Statement of Operations
                                                      For the Three-Months Ended March 31, 2000

                                             Tritel,    Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)              Inc.         Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                           ----------------------------------------------------------------------------------------
    Revenue
      Service                             $      -      $     -        $   6,815      $    -         $   -          $   6,815
      Roaming                                    -            -            5,285           -             -          $   5,285
      Equipment                                  -            -            2,783           -             -          $   2,783
      Other                                      -            -               -         1,309        <1,309>               -
                                           ----------------------------------------------------------------------------------------
        Total                                    -            -           14,883        1,309        <1,309>           14,883
                                           ----------------------------------------------------------------------------------------
    Operating Expenses
      Cost of services and equipment              -            -          13,703             -              -          13,703
      Technical operations                        -            -          10,192             -              -          10,192
      General and administrative              1,002            -           9,635             -         (1,309)          9,328
      Sales and marketing                         -            -          12,139             -              -          12,139
      Stock-based compensation              108,297            -               -             -              -         108,297
      Depreciation and amortization           1,431            -           8,304           816              -          10,551
                                           ----------------------------------------------------------------------------------------
        Total operating expenses            110,730            -          53,973           816         (1,309)        164,210
                                           ----------------------------------------------------------------------------------------
    Operating income (loss)                (110,730)           -         <39,090>          493              -        (149,327)
    Interest income                              66        9,006             231             -           (634)          8,669
    Interest expense                              -      (13,206)           (640)       (1,148)           634         (14,360)
                                           ----------------------------------------------------------------------------------------
      Income (loss) before income taxes    (110,664)      (4,200)        (39,499)         (655)             -        (155,018)
    Income tax benefit                           26           39             433             8              -             506
                                           ----------------------------------------------------------------------------------------
    Net loss                             $ (110,638)    $ (4,161)      $ (39,066)     $   (647)      $      -       $(154,512)
                                           ========================================================================================

                                                   Condensed Consolidating Statement of Cash Flows
                                                      For the Three-Months Ended March 31, 1999

                                               Tritel,    Tritel PCS,     Guarantor     NonGuarantor                  Consolidated
          (Amounts in thousands)                Inc.         Inc.        Subsidiaries   Subsidiaries   Eliminations   Tritel, Inc.
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities                 $      37       1,052          (9,290)             -           -            (8,201)
                                              -------------------------------------------------------------------------------------
      Cash flows from investing activities:
        Capital expenditures                         -           -         (22,358)             -           -           (22,358)
        Advance under notes receivable               -      (7,500)              -              -           -            (7,500)
        Increase in restricted cash                  -      (8,393)              -              -           -            (8,393)
        Capitalized interest on debt                 -           -            (483)        (3,232)          -            (3,715)
                                              -------------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                        -     (15,893)        (22,841)        (3,232)          -           (41,966)
                                              -------------------------------------------------------------------------------------
      Cash flows from financing activities:
        Proceeds from long term debt                 -     200,000               -              -           -           200,000
        Repayments of notes payable            (22,100)          -               -              -           -           (22,100)
        Payment of debt issuance costs
         and other deferred charges                  -     (27,201)              -              -           -           (27,201)
        Intercompany receivable/payable         57,594     (94,955)         34,129          3,232           -                 -
        Proceeds from vendor discount                -      15,000               -              -           -            15,000
        Issuance of preferred stock            113,623           -               -              -           -           113,623
                                              -------------------------------------------------------------------------------------
      Net cash provided by financing
        activities:                            149,117      92,844          34,129          3,232           -           279,322
                                              -------------------------------------------------------------------------------------
      Net increase (decrease) in
        restricted cash, cash and
        cash equivalents                       149,154      78,003           1,998              -           -           229,155
      Cash and cash equivalents at
        beginning of period                        846           -               -              -           -               846
                                              -------------------------------------------------------------------------------------
      Cash and cash equivalents at
        end of period                        $ 150,000      78,003           1,998              -           -           230,001
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
                                              =====================================================================================

                                  TRITEL, INC.

         (All information subsequent to December 31, 1999 is unaudited)
                    ($ in thousands, except per share data)

(7) Subsequent Events

Merger

    On February 28, 2000, the Company agreed to merge with TeleCorp Wireless, Inc. (formerly known as TeleCorp PCS, Inc.) through a merger of each of the Company and TeleCorp Wireless, Inc. with wholly-owned subsidiaries of a newly formed holding company. The merger was consummated on November 13, 2000. The holding company was named TeleCorp PCS, Inc.

    The merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and TeleCorp Wireless for common and preferred stock of TeleCorp PCS, Inc. TeleCorp PCS, Inc. is controlled by its voting preference common stockholders. Both the Company and TeleCorp Wireless are subsidiaries of TeleCorp PCS, Inc.

    In connection with the merger, the AT&T network membership license agreement was extended to July 2005. Furthermore, in the merger the common and preferred stock of the Company was cancelled and the capitalization of the merger-subsidiary became the capitalization of the Company. Accordingly, after the merger the Company had issued 1,000 shares of common stock at a par value of $0.01 per share issued, outstanding and owned by TeleCorp PCS, Inc. The historical carrying value of the redeemable preferred stock, the preferred stock and the common stock including additional paid-in capital will be accounted for as common stock and additional paid-in capital of the Company after the merger.

Purchase of Licenses in Georgia and Florida

    Digital PCS, held licenses covering 2.0 million people in Florida and southern Georgia. These markets include the cities of Pensacola, Tallahassee, and Panama City, Florida and will not be part of the territory where the Company is allowed to operate absent AT&T Wireless's consent. As part of the Company's formation, the Company acquired the option to purchase the Florida and Georgia licenses in exchange for certain shares of the Company's stock and the assumption of certain Federal Communications Commission debt. As consideration for the option, the Company agreed to pay Digital PCS an amount equal to (a) the interest that had accrued from May 20, 1998, until the closing of the exercise of the option under any Federal Communications Commission debt incurred to finance the Florida and Georgia licenses and (b) the interest that had accrued from May 20, 1998, until the closing of the exercise of the option on advances made by the Company to Digital PCS to fund interest on Federal Communications Commission debt. In May 1999, the Company exercised this option and was required to obtain consent from parties to the Company's stockholders' agreement to consummate such transaction. As a condition to obtaining such consent, the Company was required to transfer the licenses being acquired to a third party. At the time of the exercise, the Company's shares to be exchanged for the license were valued in the aggregate at approximately $3,700.

    The Company completed the acquisition of the licenses on October 27, 2000, in exchange for 1,480,697 shares of the Company's common stock and the Company's assumption of approximately $11,535 of Federal Communications Commission debt. In accordance with the terms of the consent, the Company simultaneously entered into an agreement to transfer the licenses to Panther Wireless, L.L.C. in exchange for Panther Wireless, L.L.C.'s assumption of all outstanding of Federal Communications Commission debt on these licenses and cash in an amount equal to 110% of the sum of (a) the amount paid to the Federal Communications Commission in respect of these licenses minus the Federal Communications Commission debt assumed, plus (b) the aggregate amount of interest paid by the Company and Digital PCS on the Federal Communications Commission debt. At the time the agreement was executed, the consideration for the licenses would have equaled approximately

                                  TRITEL, INC.

         (All information subsequent to December 31, 1999 is unaudited)
                    ($ in thousands, except per share data)

$6,300 plus the assumption of $11,535 of Federal Communications Commission debt. Panther Wireless, L.L.C. has subsequently assigned its rights and obligations under that agreement to an unrelated third party, solely in exchange for that party's assumption of Panther Wireless, L.L.C.'s obligations under the agreement.

Bank Facility

   On October 31, 2000, the Company amended the terms of its Bank Facility to allow the Company to incur senior subordinated debt with gross proceeds of not more than $750,000 less previous subordinated debt incurred.

   On January 9, 2001, the Company further amended the terms of its Bank Facility to allow the Company to incur unsecured senior subordinated debt with proceeds of not more than $750,000 less previous subordinated debt incurred.

   On December 29, 2000, the Company drew $60,000 from the Revolver

   On January 10, 2001, the Company drew $30,000 from the Revolver

The Company has subsequently paid down the $60,000 and $30,000 drawdowns on January 29, 2001 and February 12, 2001, respectively.

Resignation of William S. Arnett

   Mr. William S. Arnett, the former president and chief operating officer of the Company, resigned in December 2000. Pursuant to a separation agreement between Mr. Arnett, and the Company, Mr. Arnett's employment with the Company was terminated as of December 15, 2000. The Company agreed to pay Mr. Arnett $450 in equal installments over two years, a lump sum for any unused vacation time and a lump sum bonus of $113. In addition, all of Mr. Arnett's shares of restricted TeleCorp PCS stock vest under the separation agreement. Mr. Arnett agreed to release the Company from any current or future claims arising out of his employment. Mr. Arnett's separation agreement became effective on January 26, 2001 and can be rescinded by Mr. Arnett until that time.

Acquisition of PCS Licenses and Other Wireless Properties from ALLTEL

   On December 29, 2000, the Company completed the purchase from ALLTEL of two 10 MHz D-Block licenses covering approximately 1.5 million people in Birmingham and Tuscaloosa, Alabama, two markets in which the Company currently holds 15 MHz C-Block licenses. The Company also acquired certain equipment and other intangible assets of ALLTEL in the Birmingham and Tuscaloosa markets. These assets were purchased for an aggregate purchase price of $67,000 which was principally funded through the Bank Facility. In addition, the Company and AT&T Wireless Services have entered into a put and call agreement that gives the Company the right to sell the two licenses acquired from ALLTEL to AT&T Wireless Services at any time during the 18 months following the closing of this transaction for $50,000. This agreement also gives AT&T Wireless Services the right to purchase the two licenses during the same period for $50,000. However, generally, the Company can terminate AT&T Wireless Services' call right if the Company terminates our put right. In each case, the transfer of the licenses is conditioned upon receipt of the necessary regulatory approvals.

                                  TRITEL, INC.

         (All information subsequent to December 31, 1999 is unaudited)
                    ($ in thousands, except per share data)

Senior Subordinated Notes Offering

   On January 24, 2001, the Company issued $450,000 principal amount of 10 3/8% senior subordinated notes. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. On January 18, 2001, the Company obtained the consent of the holders of the 12 3/4% senior subordinated discount notes to allow the Company to complete this offering. The Company received $437,500 in net proceeds from the issuance.

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

Results of Operations

         Revenues. Revenues for the quarter ended March 31, 2000 were $14.9 million. We launched commercial service in Jackson and Vicksburg, Mississippi in September 1999 and launched commercial service in seven other major markets during the fourth quarter of 1999. We did not recognize any revenues during the quarter ended March 31, 1999. Revenues for the three months ended March 31, 2000 consisted primarily of revenues derived from service to our customers of $6.8 million, roaming services provided to customers of other carriers of $5.3 million, and the sale of handsets and accessories of $2.8 million.

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

                                                TRITEL, INC.

Date: February 13, 2001

                                                By:  /s/  Thomas H. Sullivan
                                                     -----------------------
                                                     Thomas H. Sullivan
                                                     Executive Vice President
                                                     and Chief Financial Officer