Form 10-Q/A
period 2000-06-30
TRITEL INC
filed 2001-02-14
CIK 1088383

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

                         Commission File No. 000-28435

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

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the three and six month periods ended June 30, 2000 (the "Form 10-Q") filed with the Securities and Exchange Commission on August 11, 2000.
The purpose of this Form 10-Q/A is to restate the amount of reported outcollect revenues from roaming customers and separately state revenues by source (service, roaming and equipment). As previously publicly announced on January 5, 2001, subsequent to filing the Form 10-Q, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source. Accordingly, the Company has determined to restate its financial statements as of and for the three and six months ended June 30, 2000.

     Except for Item 1 and Item 2 of Part I, no other information in the original report on Form 10-Q is amended by this Form 10-Q/A.

                                    Form 10-Q/A

                                  Tritel, Inc.

                           Quarter Ended June 30, 2000

                                Table of Contents

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

             Notes to Condensed Consolidated Financial Statements...........5

Item 2.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition.........................21

                                  TRITEL, INC.
                      Condensed Consolidated Balance Sheets
                 December 31, 1999 and June 30, 2000 (unaudited)
                    (amounts in thousands, except share data)

                                                                                 December 31,           June 30,
                                                                                     1999                2000
                                                                                 ---------------   ------------------
                                                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                   $       609,269            350,573
   Accounts receivable, net                                                              5,040             12,327
   Inventory                                                                             8,957             20,512
   Prepaid expenses and other current assets                                             7,298              9,974
                                                                                 -------------     --------------
                 Total current assets                                                  630,564            393,386

Restricted cash                                                                          6,594              5,487
Property and equipment, net                                                            262,343            415,651
Federal Communications Commission licensing costs, net                                 201,946            202,894
Intangible assets, net                                                                  59,508             56,646
Other assets                                                                            35,407             33,689
                                                                                 -------------     --------------
                 Total assets                                                  $     1,196,362          1,107,753
                                                                                 =============     ==============
      Liabilities and Stockholders' Equity

Current liabilities:
   Current maturities of long-term debt                                        $           923                974
   Accounts payable and accrued liabilities                                            113,324            114,974
                                                                                 -------------     --------------
                 Total current liabilities                                             114,247            115,948
                                                                                 -------------     --------------
Non-current liabilities:
   Long-term debt                                                                      557,716            571,464
   Deferred income taxes and other liabilities                                          37,367             37,856
                                                                                 -------------     --------------
                 Total non-current liabilities                                         595,083            609,320
                                                                                 -------------     --------------
                 Total liabilities                                                     709,330            725,268
                                                                                 -------------     --------------
Series A 10% redeemable convertible preferred stock                                     99,586            104,119
                                                                                 -------------     --------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
     Series D, outstanding 46,374 shares in 1999 and 2000                               46,374             46,374
   Common stock issued and outstanding at June 30, 2000
     Class A Voting - 97,840,722 shares; Class B Non-voting - 2,927,120 shares; Class C - 1,380,448; Class D - 4,962,804 shares, Voting
       Preference -- 6 shares                                                            1,071              1,071
   Additional paid in capital                                                          602,359            734,981
   Deferred compensation                                                                     -            (74,450)
   Accumulated deficit                                                                (262,358)          (429,610)
                                                                                 -------------     --------------
                 Total stockholders' equity                                            387,446            278,366
                                                                                 -------------     --------------
                 Total liabilities, redeemable preferred stock
                     and stockholders' equity                              $         1,196,362          1,107,753
                                                                                 =============     ==============

See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

        For the Three and Six Month Periods Ended June 30, 1999 and 2000
                  (amounts in thousands, except per share data)

                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                 ------------------------------     --------------------------------
                                                    1999            2000                1999             2000
                                                 ------------  ----------------     -------------  -----------------
        Revenues:
          Service                            $           -            14,620                 -            21,435
          Roaming                                        -             7,957                 -            13,242
          Equipment                                      -             1,848                 -             4,632
                                                  --------        ----------          --------        ----------
            Total revenues                               -            24,425                 -            39,309
                                                  --------        ----------          --------        ----------
        Operating expenses:

          Cost of service and equipment                  -            15,409                 -            29,111
          Technical operations                       1,990            11,795             3,946            21,987
          General and administrative                 4,314            17,097             7,204            26,425
          Sales and marketing                        1,708            16,464             2,724            28,603
          Stock-based compensation                       -           (46,186)               -             62,111
          Depreciation and amortization              1,865            14,324             3,474            24,875
                                                  --------        ----------          --------        ----------
            Total operating expenses                 9,877            28,903            17,348           193,112
                                                  --------        ----------          --------        ----------

              Operating loss                        (9,877)           (4,478)          (17,348)         (153,803)

        Interest income                              4,205             7,224             5,332            15,892
        Financing cost                                   -                 -            (2,230)                -
        Interest expense                            (5,104)          (16,056)           (5,104)          (30,416)
                                                  --------        ----------          --------        ----------

              Loss before income taxes             (10,776)          (13,310)          (19,350)         (168,327)

        Income tax benefit                           4,121               570             6,448             1,076
                                                  --------        ----------          --------        ----------
              Net loss                              (6,655)          (12,740)          (12,902)         (167,251)


        Series A preferred dividend                 (2,261)           (2,267)           (4,347)           (4,534)
            requirement                           --------        ----------          --------        ----------

        Net loss available to
            common stockholders              $      (8,916)          (15,007)          (17,249)         (171,785)
                                                  ========        ==========          ========        ==========
        Basic and diluted
        net loss per common share            $      (2.94)             (0.13)           (5.68)             (1.45)
                                                  ========        ==========          ========        ==========

See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

        For the Three and Six Month Periods Ended June 30, 1999 and 2000
                             (amounts in thousands)

                                                            Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                      -------------------------------   -----------------------------
                                                          1999             2000            1999            2000
                                                      -------------   ---------------   ------------  ---------------
Cash flows from operating activities:
   Net loss                                             $  (6,655)        (12,740)         (12,902)       (167,251)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Financing costs                                            -               -            2,230               -
     Depreciation and amortization                          1,865          14,324            3,474          24,875
     Stock-based compensation                                   -         (46,186)               -          62,111
     Accretion of discount on debt and
     amortization of debt issuance costs                        -           7,233                -          13,705
    Deferred income tax benefit                            (4,121)           (570)          (6,448)         (1,076)
    Provision for bad debts                                     -             362                -             550
    Changes in operating assets and liabilities:
      Accounts receivable                                       -          (4,596)               -          (7,837)
      Inventory                                                 -          (3,352)               -         (10,805)
      Accounts payable and accrued expenses                 4,811          14,028            3,171           3,094
      Change in other assets and liabilities               (2,115)         (1,683)          (3,941)         (2,384)
                                                         ---------       ---------        ---------      ----------
        Net cash used in operating activities              (6,215)        (33,180)         (14,416)        (85,018)
                                                         ---------       ---------         --------      ----------

Cash flows from investing activities:
    Capital expenditures                                  (22,329)        (98,632)         (44,687)       (171,798)
    Advance under notes receivable                            (50)              -           (7,550)              -
    Capitalized interest on network
      construction and FCC licensing                       (2,181)           (999)          (5,896)         (2,805)
      costs
    (Increase) decrease in restricted cash                    436               -           (7,957)          1,107
    Other                                                    (325)            554             (325)           (129)
                                                        ----------      ---------         ---------     ----------
        Net cash used in investing activities             (24,449)        (99,077)         (66,415)       (173,625)
                                                        ---------       ---------         --------      ----------

Cash flows from financing activities:
    Proceeds from (repayments of)
      long-term debt                                      200,240            (234)         400,240            (449)
    Repayments of notes payable                                 -               -          (22,100)              -
    Payment of debt issuance costs and
      other deferred charges                               (9,272)              -          (36,473)           (198)
    Payment of stock issuance costs                             -            (132)               -            (195)
    Proceeds from vendor discount                               -               -           15,000               -
    Issuance of preferred stock                                 -               -          113,623               -
    Proceeds from exercise of stock options                     -             737                -             789
                                                        ---------       ---------         --------      ----------
        Net cash provided by (used in)
         financing activities                             190,968             371          470,290             (53)
                                                        ---------       ---------         --------      ----------
Net increase (decrease) in cash and cash
  equivalents                                             160,304        (131,886)         389,459        (258,696)
Cash and cash equivalents at beginning of period          230,001         482,459              846         609,269
                                                        ---------       ---------         --------      ----------
Cash and cash equivalents at end of period             $  390,305         350,573          390,305         350,573
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

4.   Restatement of Financial Statements

     As previously publicly announced on January 5, 2001, subsequent to filing its quarterly report on Form 10-Q for the period ended June 30, 2000, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source (service, roaming and equipment). Accordingly, the Company has determined to restate its financial statements as of and for the three and six months ended June 30, 2000. The total effect of the revision to roaming revenue was $1.4 million and $2.0 million for the three and six months ended June 30, 2000.

5.   Supplemental Cash Flow Information


                                                                               Six months ended
                                                                                   June 30,
                                                                      --------------------------------
                                                                          1999              2000
                                                                      -------------    ---------------

     (Amounts in Thousands)
     Supplementary Information:
       Cash paid for interest, net of amounts capitalized              $   5,104            16,711
                                                                         =======          ========
     Significant non-cash investing and financing activities:
       Capitalized interest and discount on debt                       $     455             2,301
                                                                         =======          ========
       Capital expenditures included in accounts payable and
        accrued expenses                                               $       -            80,469
                                                                         =======          ========

6.   Stock Option Plan and Other Restricted Stock Awards

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

7.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS133 will significantly change the accounting treatment of derivative instruments and, depending upon the underlying risk management strategy, these accounting changes could affect future earnings, assets, liabilities, and shareholders' equity. The Company is closely monitoring the deliberations of the FASB's derivative implementation task force. With the issuance of Financial Accounting Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the effective date of FAS133, the Company will be required to adopt FAS133 on January 1, 2001. Presently, the Company has determined the adoption will not have a material impact on the consolidated financial statements of the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company determined that the adoption of these guidelines does not have a material impact on its consolidated financial statements.

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


                      Condensed Consolidating Balance Sheet
                             As of December 31, 1999


           (Amounts in thousands)            Tritel,    Tritel PCS,  Guarantor   NonGuarantor              Consolidated
                                              Inc.         Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           -----------------------------------------------------------------------------

      Current assets:
        Cash and cash equivalents       $         -       613,999      (4,730)            -            -      609,269
        Other current assets                  2,462         1,407      17,426             -            -       21,295
        Intercompany receivables              1,799       210,673           -             -     (212,472)           -
                                           --------       -------     -------       -------      -------      -------
            Total current assets              4,261       826,079      12,696             -     (212,472)     630,564

      Restricted cash                             -         6,594           -             -            -        6,594
      Property and equipment, net                 -             -     262,343             -            -      262,343
      Licenses and other intangibles         59,508             -           -       201,946            -      261,454
      Investment in subsidiaries            445,301        73,286           -             -     (518,587)           -
      Other long term assets                      -        62,633          82             -      (27,308)      35,407
                                           --------       -------     -------       -------      -------      -------
            Total assets                $   509,070       968,592     275,121       201,946     (758,367)   1,196,362
                                        ===========       =======     =======       =======      =======    =========
      Current liabilities:
        Accounts payable, accrued
         expenses and other current
         liabilities                    $        29         1,240     111,257         1,721           -      114,247


        Intercompany payables                     -             -     196,950        15,522    (212,472)           -
                                           --------       -------     -------       -------     -------      -------
            Total current liabilities            29         1,240     308,207        17,243    (212,472)     114,247

      Non-current liabilities:
        Long-term debt                            -       516,734      27,121        40,982     (27,121)     557,716
        Deferred income taxes and            22,009         5,318     (20,024)       30,251        (187)      37,367
        other
                                           --------       -------     -------       -------     -------      -------

             Total liabilities               22,038       523,292     315,304        88,476    (239,780)     709,330

      Series A redeemable convertible
        preferred stock                      99,586             -           -             -           -       99,586
                                           --------       -------     -------       -------     -------      -------

      Stockholders' equity (deficit)        387,446       445,300     (40,183)      113,470    (518,587)     387,446
                                           --------       -------     -------       -------     -------      -------

             Total liabilities and
               equity                    $  509,070       968,592     275,121       201,946    (758,367)   1,196,362
                                        ===========       =======     =======       =======     =======    =========

                      Condensed Consolidating Balance Sheet
                               As of June 30, 2000


       (Amounts in thousands)               Tritel,    Tritel PCS,     Guarantor  NonGuarantor              Consolidated
                                              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------

      Current assets:
        Cash and cash equivalents       $            -      358,085       (7,512)            -           -       350,573
        Other current assets                     3,756        2,000       37,057             -           -        42,813
        Intercompany receivables                     -      449,808            -             -    (449,808)            -
                                           ------------------------------------------------------------------------------
            Total current assets                 3,756      809,893       29,545             -    (449,808)      393,386

      Restricted cash                                -        5,487            -             -           -         5,487
      Property and equipment, net                    -            -      415,651             -           -       415,651
      Licenses and other intangibles            56,646            -            -       202,894           -       259,540
      Investment in subsidiaries               346,283      (14,474)           -             -    (331,809)            -
      Other long term assets                         -       75,976          410             -     (42,697)       33,689
                                           ------------------------------------------------------------------------------

             Total assets                $     406,685      876,882      445,606       202,894    (824,314)    1,107,753
                                           ==============================================================================

      Current liabilities:
        Accounts payable, accrued
          expenses and
          other current liabilities      $       2,010        1,003      111,355         1,580           -       115,948
        Intercompany payables                      177            -      432,417        17,214    (449,808)            -
                                           ------------------------------------------------------------------------------
            Total current liabilities            2,187        1,003      543,772        18,794    (449,808)      115,948

      Non-current liabilities:
        Long-term debt                               -      530,497       42,409        40,967     (42,409)      571,464
        Deferred income taxes and               22,013         (901)     (13,213)       30,245        (288)       37,856
        other liabilities
                                           ------------------------------------------------------------------------------
             Total liabilities                  24,200      530,599      572,968        90,006    (492,505)      725,268

                                           ------------------------------------------------------------------------------
      Series A redeemable convertible
        preferred stock                        104,119            -            -             -           -       104,119
                                           ------------------------------------------------------------------------------

      Stockholders' equity (deficit)           278,366      346,283     (127,362)      112,888    (331,809)      278,366
                                           ------------------------------------------------------------------------------

             Total liabilities and equity  $   406,685      876,882      445,606       202,894    (824,314)    1,107,753
                                           ==============================================================================

                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 1999


                                            Tritel,    Tritel PCS,    Guarantor   NonGuarantor              Consolidated
                                              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
          (Amounts in thousands)          ------------------------------------------------------------------------------

    Revenues                           $            -             -            -            -             -           -
                                           ------------------------------------------------------------------------------

    Operating Expenses

      Cost of services and equipment                -             -            -            -             -           -
      Technical operations                          -             -        1,990            -             -       1,990
      General and administrative                    2            44        4,266            2             -       4,314
      Sales and marketing                           -             -        1,708            -             -       1,708
      Depreciation and amortization             1,849          (384)         400            -             -       1,865
                                           ------------------------------------------------------------------------------
        Total operating expenses                1,851          (340)       8,364            2             -       9,877

    Operating loss                             (1,851)          340       (8,364)          (2)            -      (9,877)
    Interest income                                39         4,121           45            -             -       4,205
    Interest expense                                -        (5,104)           -            -             -      (5,104)
                                           ------------------------------------------------------------------------------

      Income (loss) before income taxes        (1,812)         (643)      (8,319)          (2)            -     (10,776)
    Income tax benefit (expense)                  693           246        3,182            -             -       4,121
                                           ------------------------------------------------------------------------------
    Net loss                           $       (1,119)         (397)      (5,137)          (2)            -      (6,655)
                                           ==============================================================================

                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2000


                                           Tritel,    Tritel PCS,    Guarantor   NonGuarantor              Consolidated
         (Amounts in thousands)              Inc.         Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           -----------------------------------------------------------------------------
    Revenues
      Service                                $      -       $     -      $14,620            -             -     $14,620
      Roaming                                       -             -        7,957            -             -       7,957
      Equipment                                     -             -        1,848            -             -       1,848
      Other                                         -             -            -        2,150        (2,150)          -
                                           ----------    ----------      -------        -----        -------    --------
         Total                                      -             -       24,425        2,150        (2,150)      24,425
                                           ----------    ----------      -------        -----        -------    --------
    Operating Expenses

      Cost of services and equipment                -             -       15,409            -            -       15,409
      Technical operations                          -             -       11,795            -            -       11,795
      General and administrative                2,048             -       17,199            -       (2,150)      17,097
      Sales and marketing                           -             -       16,464            -            -       16,464
      Stock-based compensation                (46,186)            -            -            -            -      (46,186)
      Depreciation and amortization             1,431             -       11,866        1,027            -       14,324
                                           ------------------------------------------------------------------------------
        Total operating expenses              (42,707)            -       72,733        1,027       (2,150)      28,903
                                           ------------------------------------------------------------------------------

    Operating income (loss)                    42,707             -      (48,308)       1,123            -       (4,478)
    Interest income                                87         7,824          111            -         (798)       7,224
    Interest expense                                -       (14,992)        (806)      (1,056)         798      (16,056)
                                           ------------------------------------------------------------------------------

      Income (loss) before income taxes        42,794        (7,168)     (49,003)          67            -      (13,310)


    Income tax benefit                            (30)           72          529           (1)           -          570
                                           ------------------------------------------------------------------------------
    Net loss                            $      42,764        (7,096)     (48,474)          66            -      (12,740)
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
                                           ==============================================================================


                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2000


                                             Tritel,    Tritel PCS,   Guarantor    NonGuarantor               Consolidated
   (Amounts in thousands)                     Inc.         Inc.     Subsidiaries   Subsidiaries  Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
    Revenues
      Service                                $      -       $     -      $21,435     $      -      $      -     $21,435
      Roaming                                       -             -       13,242            -             -      13,242
      Equipment                                     -             -        4,632            -             -       4,632
      Other                                         -             -            -        3,459        (3,459)          -
                                           ----------    ----------      -------        -----        -------    --------
         Total                                      -             -       39,309        3,459        (3,459)      39,309
                                           ----------    ----------      -------        -----        -------    --------
    Operating Expenses

      Cost of services and equipment                -             -       29,111            -            -       29,111
      Technical operations                          -             -       21,987            -            -       21,987
      General and administrative                3,050             -       26,834            -       (3,459)      26,425
      Sales and marketing                           -             -       28,603            -            -       28,603
      Stock-based compensation                 62,111             -            -            -            -       62,111
      Depreciation and amortization             2,861             -       20,171        1,843            -       24,875
                                           ------------------------------------------------------------------------------
        Total operating expenses               68,022             -      126,706        1,843       (3,459)     193,112
                                           ------------------------------------------------------------------------------

    Operating income (loss)                   (68,022)            -      (87,397)       1,616            -     (153,803)
    Interest income                               152        16,831          342            -       (1,433)      15,892
    Interest expense                                 -      (28,199)      (1,447)      (2,203)       1,433      (30,416)
                                           ------------------------------------------------------------------------------

      Income (loss) before income             (67,870)      (11,368)     (88,502)        (587)           -     (168,327)
      taxes

    Income tax benefit                             (4)          112          962            6            -        1,076
                                           ------------------------------------------------------------------------------
    Net loss                           $      (67,874)      (11,256)     (87,540)        (581)           -     (167,251)
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
                                         ==============================================================================

                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended June 30, 2000


                                               Tritel,    Tritel PCS,   Guarantor   NonGuarantor              Consolidated
        (Amounts in thousands)                   Inc.         Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                    $      (801)          (84)     (32,295)           -           -      (33,180)
                                           ------------------------------------------------------------------------------
Cash flows from investing activities:

  Capital expenditures                              -             -      (98,632)           -            -     (98,632)
  Capitalized interest on debt                      -             -         (814)        (185)           -        (999)
  Decrease in other assets                          -           539           15            -            -         554
                                           ------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                             -           539      (99,431)        (185)           -     (99,077)
                                           ------------------------------------------------------------------------------
Cash flows from financing activities:

  Repayment of long term debt                       -             -            -         (234)           -        (234)
  Intercompany  receivable/payable                196      (114,563)     113,948          419            -           -
  Payment of stock issuance costs                (132)            -            -            -            -        (132)
  Proceeds from exercise of stock options          737            -            -            -            -          737
                                            ------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                           801      (114,563)     113,948          185            -         371
                                           ------------------------------------------------------------------------------
Net increase (decrease) in restricted
  cash, cash and cash equivalents                   -      (114,108)     (17,778)           -            -    (131,886)
Cash and cash equivalents at
  beginning of period                               -       472,193       10,266            -            -     482,459
                                           ------------------------------------------------------------------------------
Cash and cash equivalents at
end of period                                       -       358,085       (7,512)           -            -     350,573
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

                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2000


                                            Tritel,    Tritel PCS,  Guarantor     NonGuarantor              Consolidated
      (Amounts in thousands)                  Inc.         Inc.     Subsidiaries  Subsidiaries  Eliminations Tritel, Inc.
                                           ------------------------------------------------------------------------------
      Net cash provided by (used in)
        operating activities              $    (2,209)     1,379      (84,188)           -             -        (85,018)
                                           ----------------------------------------------------------------------------
      Cash flows from investing activities:

        Capital expenditures                        -          -     (171,798)           -             -       (171,798)
        Capitalized interest on debt                -          -       (1,533)      (1,272)            -         (2,805)
        Decrease in restricted cash                 -      1,107            -            -             -          1,107
        Decrease in other assets                    -          -         (129)           -             -           (129)
                                           ----------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities:                       -      1,107     (173,460)      (1,272)            -       (173,625)
                                           ----------------------------------------------------------------------------
      Cash flows from financing activities:

        Repayment of long term debt                 -          -            -         (449)            -           (449)
        Payment of debt issuance
        costs and other                             -       (198)           -            -             -           (198)
          deferred charges
        Intercompany                            1,615   (258,202)     254,866        1,721             -              -
        receivable/payable
        Payment of stock issuance                (195)         -            -            -             -           (195)
        costs
        Proceeds from exercise of                 789          -            -            -             -            789
        stock options
                                           ----------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities:                   2,209   (258,400)     254,866        1,272             -            (53)
                                           ----------------------------------------------------------------------------
      Net increase (decrease) in
        restricted cash, cash and                   -   (255,914)      (2,782)           -             -       (258,696)
        cash equivalents
      Cash and cash equivalents at
        beginning of period                         -    613,999       (4,730)           -             -        609,269
                                           ----------------------------------------------------------------------------
      Cash and cash equivalents at     $            -    358,085       (7,512)           -             -        350,573
        end of period
                                           ============================================================================


                                  TRITEL, INC.

         (All information subsequent to December 31, 1999 is unaudited)
                    ($ in thousands, except per share data)

(8) Subsequent Events

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

   On December 29, 2000, the Company drew $60,000 from the Revolver.

   On January 10, 2001, the Company drew $30,000 from the Revolver.

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

Forward Looking Statements; Cautionary Statements

         Statements in this report expressing our expectations and beliefs of the Company regarding our future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute "forward-looking statements." Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, risks discussed in our Registration Statement on Form S-1 (Reg. No. 333-91207) and from time to time in our other filings with the Securities and Exchange Commission, including, without limitation, the following: (1) we depend on our agreements with AT&T for our success, and under certain circumstances AT&T could terminate its exclusive relationship with us and our use of the AT&T brand name and logo, (2) we may not be able to manage the construction of our network or the growth of our business successfully, (3) we have substantial existing debt, and may incur substantial additional debt, that we may be unable to service, (4) we may not be able to obtain the additional financing we may need to complete our network and fund operating losses, (5) we have many competitors that have substantial coverage of our licensed areas, (6) difficulties in obtaining infrastructure equipment or sites may affect our ability to construct our network and meet our development requirements, (7) potential acquisitions may require us to incur substantial additional debt and integrate new technologies, operations and services, which may be costly and time consuming, (8) we may experience a high rate of customer turnover, (9) our association with the other SunCom companies may harm our reputation if consumers react unfavorably to them, (10) we depend upon consultants and contractors for our network services, (11) we may become subject to new health and safety regulations, which may result in a decrease in demand for our services, (12) changes in our licenses or other governmental action or regulation could affect how we do business, (13) we could lose our PCS licenses or incur financial penalties if the Federal Communications Commission determines we are not a very small business or if we do not meet the Federal Communications Commission's minimum construction requirements,
(14) the technologies that we use may become obsolete, which would limit our ability to compete effectively, and (15) we may incur operating costs due to fraud. In addition, new factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statements. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price. We specifically decline any obligation to publicly release the result of any revisions that may be made to forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement

General

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

Results of Operations

         Revenues. Revenues for the three and six months ended June 30, 2000, were $24.4 million and $39.3 million, respectively. We did not recognize any revenues during the three or six months ended June 30, 1999. For the three and six months end June 30, 2000, revenues consisted primarily of revenues derived from service to our customers of $14.7 million and $21.5 million respectively, roaming services provided to customers of other carriers of $7.9 million and $13.2 million, respectively, and the sale of handsets and accessories of $1.8 million and $4.6 million, respectively.

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