Form 10-Q/A
period 2000-09-30
TRITEL INC
filed 2001-02-14
CIK 1088383

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


                                (703)236-1100
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

                                EXPLANATORY NOTE

     This Form 10-Q/A amends Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the three and nine month periods ended September 30, 2000 (the "Form 10-Q") filed with the Securities and Exchange Commission on November 15, 2000. The purpose of this Form 10-Q/A is to restate the amount of reported outcollect revenues from roaming customers and separately state revenues by source (service, roaming and equipment). As previously publicly announced on January 5, 2001, subsequent to filing the Form 10-Q, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source. Accordingly, the Company has determined to restate its financial statements as of and for the three and nine months ended September 30, 2000.

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

               Condensed Consolidated Statements of Operations- Three and Nine
                 Month Periods Ended September 30, 1999 and September 30, 2000.......................3

               Condensed Consolidated Statements of Cash Flows- Three and Nine
                 Month Periods Ended September 30, 1999 and September 30, 2000.......................4

               Notes to Condensed Consolidated Financial Statements..................................5

Item 2.     Management's Discussion and Analysis of Results of
               Operations and Financial Condition...................................................16

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  TRITEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)
                    (amounts in thousands, except share data)

                                                                                          December 31,           September 30,
                                                                                              1999                   2000
                                                                                         --------------       ----------------
                                        ASSETS                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                            $       609,269                168,786
   Accounts receivable, net                                                                       5,040                 11,726
   Inventory                                                                                      8,957                 19,500
   Prepaid expenses and other current assets                                                      7,298                 14,677
                                                                                         --------------       ----------------
                    Total current assets                                                        630,564                214,689
Restricted cash                                                                                   6,594                  4,849
Property and equipment, net                                                                     262,343                503,436
Federal Communications Commission licensing costs, net                                          201,946                202,281
Intangible assets, net                                                                           59,508                 55,216
Other assets                                                                                     35,407                 32,972
                                                                                         --------------       ----------------
                    Total assets                                                        $     1,196,362              1,013,443
                                                                                         ==============       ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt                                                 $           923                    989
   Accounts payable and accrued liabilities                                                     113,324                 82,113
                                                                                         --------------       ----------------
                    Total current liabilities                                                   114,247                 83,102
                                                                                         --------------       ----------------
Non-current liabilities:

   Long-term debt                                                                               557,716                578,740
   Deferred income taxes and other liabilities                                                   37,367                 40,171
                                                                                         --------------       ----------------
                    Total non-current liabilities                                               595,083                618,911
                                                                                         --------------       ----------------
                    Total liabilities                                                           709,330                702,013
                                                                                         --------------       ----------------
Series A 10% redeemable convertible preferred stock                                              99,586                106,386
                                                                                         --------------       ----------------
Stockholders' equity:
   Preferred stock, authorized 3,100,000 shares:
      Series D, outstanding 46,374 shares in 1999 and 2000                                       46,374                 46,374
   Common stock issued and outstanding at September 30, 2000
      Class A Voting - 97,847,848 shares; Class B Non-voting - 2,927,120 shares;
      Class C - 1,380,448; Class D - 4,962,804 shares, Voting Preference -- 6 shares
                                                                                                  1,071                  1,071
   Additional paid in capital                                                                   602,359                732,611
   Deferred compensation                                                                              -                (56,897)
   Accumulated deficit                                                                         (262,358)              (518,115)
                                                                                         --------------       ----------------
                    Total stockholders' equity                                                  387,446                205,044
                                                                                         --------------       ----------------
                    Total liabilities, redeemable preferred stock
                        and stockholders' equity                                        $     1,196,362              1,013,443
                                                                                         ==============       ================

See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                  (amounts in thousands, except per share data)

                                                              Three months ended                        Nine months ended
                                                                 September 30,                            September 30,
                                                      -------------------------------          ---------------------------------
                                                          1999               2000                   1999                2000
                                                      --------------  ---------------          ---------------   ---------------
         Revenues:
            Service                                           10              21,933                    10                43,366
            Roaming                                           88              10,878                    88                24,120
            Equipment                                         81               3,880                    81                 8,511
                                                       ---------         -----------             ---------          ------------
            Total revenues:                                  179              36,691                   179                75,997
                                                       ---------         -----------             ---------          ------------

         Operating expenses:

            Cost of service and equipment                    187              22,850                   189                51,961
            Technical operations                           4,985              15,886                 8,931                38,103
            General and administrative                    10,212              18,863                17,414                45,288
            Sales and marketing                            3,897              18,969                 6,621                47,339
            Stock-based compensation                           -              16,980                     -                79,092
            Depreciation and amortization                  2,127              20,194                 5,601                45,069
                                                       ---------         -----------             ---------       ---------------
                    Total operating expenses              21,408             113,742                38,756               306,852
                                                       ---------         -----------             ---------       ---------------

                Operating loss                           (21,229)            (77,051)              (38,577)             (230,855)
         Interest income                                   5,119               4,609                10,451                20,501
         Financing cost                                        -                   -                (2,230)                    -
         Interest expense                                 (6,934)            (16,844)              (12,038)              (47,260)
                                                       ---------         -----------             ---------       ---------------

                Loss before income taxes                 (23,044)            (89,286)              (42,394)             (257,614)
         Income tax benefit                                7,189                 782                13,638                 1,857
                                                       ---------         -----------             ---------       ---------------
                Net loss                                 (15,855)            (88,504)              (28,756)             (255,757)

         Series A preferred dividend requirement
                                                          (2,267)             (2,267)               (6,632)               (6,800)
                                                      ----------         -----------             ---------          ------------
         Net loss available to
              common stockholders                    $   (18,122)            (90,771)              (35,388)             (262,557)
                                                      ==========         ===========             =========          ============
         Basic and diluted
         net loss per common share                   $    (5.22)              (0.76)               (11.73)                (2.20)
                                                      ==========         ===========             =========          ============



See Notes to Condensed Consolidated Financial Statements.

                                  TRITEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000
                             (amounts in thousands)

                                                                    Three months ended                     Nine months ended
                                                                       September 30,                         September 30,
                                                            ------------------------------------    --------------------------------
                                                                 1999               2000                1999              2000
                                                            ----------------  ------------------    --------------   ---------------
Cash flows from operating activities:
           Net loss                                        $     (15,855)          (88,504)             (28,756)           (255,757)
           Adjustments to reconcile net loss to net
             cash used in operating activities:
               Financing costs                                         -                 -                2,230                   -
               Depreciation and amortization                       2,127            20,194                5,601              45,069
               Stock-based  compensation and
                 grant of unrestricted rights in
                 common stock to officer                           4,500            16,980                4,500              79,092

               Accretion of discount on debt and
                 amortization of debt issuance costs               3,672             7,922                3,672              21,627

               Deferred income tax benefit                        (7,189)             (782)             (13,368)             (1,857)
               Provision for bad debts                                 -             1,343                    -               1,893

Changes in operating assets and liabilities:
  Accounts receivable                                                  -              (743)                   -              (8,579)
  Inventory                                                       (3,526)              453               (3,526)            (10,352)
  Accounts payable and accrued expenses                            3,916            (1,808)               5,762               1,286
                                                                  (1,926)           (4,704)              (4,813)             (7,089)
                                                              -----------       ----------          -----------        ------------
  Change in other assets and liabilities                         (14,281)          (49,649)             (28,698)           (134,667)
                                                              -----------       ----------          -----------        ------------
Net cash used in operating activities

Cash flows from investing activities:
           Capital expenditures                                  (35,502)         (132,443)             (80,189)           (304,241)
           Advance under notes receivable                              -                 -               (7,550)                  -
           Capitalized interest on network
             construction and FCC licensing costs                 (4,097)             (508)              (9,993)             (3,313)
           (Increase) decrease in restricted cash                    570               638               (7,387)              1,745
           Other                                                       -               (55)                (325)               (184)
                                                              ----------        ----------          -----------        ------------
                                                                 (39,029)         (132,368)            (105,444)           (305,993)
                                                              ----------      ------------           ----------        ------------
Net cash used in investing activities

Cash flows from financing activities:
           Proceeds from (repayments of)
             long-term debt                                      100,000              (238)             500,240                (687)
           Repayments of notes payable                                 -                 -              (22,100)                  -
           Payment of debt issuance costs and
             other deferred charges                                  (87)                -              (28,054)               (198)
           Payment of stock issuance costs                             -                 -               (8,507)               (195)
           Proceeds from vendor discount                               -                 -               15,000                   -
           Issuance of preferred stock                            49,078                 -              162,703                   -
           Proceeds from exercise of stock options                     -               468                    -               1,257
           Other                                                    (302)                -                 (302)                  -
                                                            -------------     ------------          -----------        ------------

Net cash provided by financing Activities                        148,689               230              618,980                 177
                                                            ------------        ----------          -----------        ------------
Net increase (decrease) in cash and cash equivalents              95,379          (181,787)             484,838            (440,483)
Cash and cash equivalents at beginning of period                 390,305           350,573                  846             609,269
                                                            ------------        ----------          -----------        ------------
Cash and cash equivalents at end of period                 $     485,684           168,786              485,684             168,786
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

4.    Restatement of Financial Statements

      As previously publicly announced on January 5, 2001, subsequent to filing its quarterly report on Form 10-Q for the period ended September 30, 2000, the Company became aware that the amount of outcollect revenues from roaming customers required revision. Furthermore, subsequent to the merger with TeleCorp Wireless, Inc., management concluded that revenues are to be stated separately by source (service, roaming and equipment). Accordingly, the Company has determined to restate its financial statements as of and for the three and nine months ended September 30, 2000. The total effect of the revision to roaming revenue was $2.1 million and $4.1 million for the three and nine months ended September 30, 2000.

                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.    PER SHARE AMOUNTS

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

6.    SUPPLEMENTAL CASH FLOW INFORMATION

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
                                                                                    ========                 =========

7.    STOCK OPTION PLAN AND OTHER RESTRICTED STOCK AWARDS

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

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

      In December 1999, the SEC issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company has determined that the adoption of these guidelines will not have a material impact on its consolidated financial statements.

9.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                        -------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents            $            -          613,999        (4,730)               -             -        609,269
  Other current assets                          2,462            1,407        17,426                -             -         21,295
  Intercompany receivables                      1,799          210,673             -                -     (212,472)              -
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
      Total current assets                      4,261          826,079        12,696                -     (212,472)        630,564

Restricted cash                                     -            6,594             -                -             -          6,594
Property and equipment, net                         -                -       262,343                -             -        262,343
Licenses and other intangibles                 59,508                -             -          201,946             -        261,454
Investment in subsidiaries                    445,301           73,286             -                -     (518,587)              -
Other long term assets                              -           62,633            82                -      (27,308)         35,407
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total assets                   $      509,070          968,592       275,121          201,946     (758,367)      1,196,362
                                        =============  ===============  ============  ===============  ============  =============
Current liabilities:
  Accounts payable, accrued expenses
  and Other current liabilities        $           29            1,240       111,257            1,721             -        114,247
  Intercompany payables                             -                -       196,950           15,522     (212,472)              -
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
      Total current liabilities                    29            1,240       308,207           17,243     (212,472)        114,247
Non-current liabilities:
  Long-term debt                                    -          516,734        27,121           40,982      (27,121)        557,716
  Deferred income taxes and other              22,009            5,318       (20,024)          30,251         (187)         37,367
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total liabilities                      22,038          523,292       315,304           88,476     (239,780)        709,330

Series A redeemable convertible
  preferred stock                              99,586                -              -               -             -         99,586
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
Stockholders' equity (deficit)                387,446          445,300       (40,183)         113,470     (518,587)        387,446
                                        -------------  ---------------  ------------  ---------------  ------------  -------------
        Total liabilities and equity   $      509,070          968,592       275,121          201,946     (758,367)      1,196,362
                                        =============  ===============  ============  ===============  ============  =============


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000

                                                                         GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                        -------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents            $         -          173,299         (4,513)              -             -        168,786
  Other current assets                       4,708              915         40,280               -             -         45,903
  Intercompany receivables                       -          630,789              -               -     (630,789)              -
                                        -------------------------------------------------------------------------------------------
      Total current assets                   4,708          805,003         35,767               -     (630,789)        214,689

Restricted cash                                  -            4,849              -               -             -          4,849
Property and equipment, net                      -                -        503,436               -             -        503,436
Licenses and other intangibles              55,216                -              -         202,281             -        257,497
Investment in subsidiaries                 276,538          (73,842)             -               -     (202,696)              -
Other long term assets                           -           76,046            582               -      (43,656)         32,972
                                        -------------------------------------------------------------------------------------------

        Total assets                   $   336,462          812,056        539,785         202,281     (877,141)      1,013,443
                                        ===========================================================================================

Current liabilities:
  Accounts payable, accrued expenses
  and                                  $     2,014            1,091         78,476           1,521             -         83,102
    other current liabilities
  Intercompany payables                      1,020                -        613,312          16,457     (630,789)              -
                                        -------------------------------------------------------------------------------------------
      Total current liabilities              3,034            1,091        691,788          17,978     (630,789)         83,102

Non-current liabilities:
  Long-term debt                                 -          537,783         42,409          40,957      (42,409)        578,740
  Deferred income taxes and other
  liabilities                               21,998           (3,356)        (7,471)         30,247       (1,247)         40,171
                                        -------------------------------------------------------------------------------------------
        Total liabilities                   25,032          535,518        726,726          89,182     (674,445)        702,013
                                        -------------------------------------------------------------------------------------------
Series A redeemable convertible
  preferred stock                          106,386                -              -               -             -        106,386
                                        -------------------------------------------------------------------------------------------

Stockholders' equity (deficit)             205,044          276,538       (186,941)        113,099     (202,696)        205,044
                                        -------------------------------------------------------------------------------------------

        Total liabilities and equity   $   336,462          812,056        539,785         202,281     (877,141)      1,013,443
                                        ===========================================================================================


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                          -----------------------------------------------------------------------------------------
Revenues                              $            -                -            179               -             -            179
                                          -----------------------------------------------------------------------------------------

Operating Expenses
   Cost of services and equipment                  -                -            187               -             -            187
   Technical operations                            -                -          4,985               -             -          4,985
   General and administrative                      -                2         10,210               -             -         10,212
   Sales and marketing                             -                -          3,897               -             -          3,897
   Depreciation and amortization               1,374                -            744               9             -          2,127
                                          -----------------------------------------------------------------------------------------
     Total operating expenses                  1,374                2         20,023               9             -         21,408

Operating loss                                (1,374)              (2)       (19,844)             (9)            -        (21,229)
Interest income                                   37            5,005             77               -             -          5,119
Interest expense                                   -           (6,934)             -               -             -         (6,934)
                                          -----------------------------------------------------------------------------------------

   Income (loss) before income taxes          (1,337)          (1,931)       (19,767)             (9)            -        (23,044)
Income tax benefit                               511              739          5,936               3             -          7,189
                                          -----------------------------------------------------------------------------------------
Net loss                              $         (826)          (1,192)       (13,831)             (6)            -        (15,855)
                                          =========================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                           GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)          TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                          -----------------------------------------------------------------------------------------

Revenues
   Service                            $            -                -         21,933               -              -        21,933
   Roaming                                         -                -         10,878               -              -        10,878
   Equipment                                       -                -          3,880               -              -         3,880
   Other                                           -                -              -           2,447        <2,447>             -
                                          -----------------------------------------------------------------------------------------
     Total revenues                                -                -         36,691           2,447        <2,447>        36,691
                                          -----------------------------------------------------------------------------------------

Operating Expenses                                                  -
   Cost of services and equipment                  -                -         22,850               -              -        22,850
   Technical operations                            -                -         15,886               -              -        15,886
   General and administrative                     (8)               -         21,311               7        (2,447)        18,863
   Sales and marketing                             -                -         18,969               -              -        18,969
   Stock-based compensation                   16,980                -              -               -              -        16,980
   Depreciation and amortization               1,431                -         17,525           1,238              -        20,194
                                          -----------------------------------------------------------------------------------------
     Total operating expenses                 18,403                -         96,541           1,245        (2,447)       113,742
                                          -----------------------------------------------------------------------------------------

Operating income (loss)                      (18,403)               -        (59,850)          1,202              -       (77,051)
Interest income                                   98            5,363            106               -          (958)         4,609
Interest expense                                   -          (15,850)          (964)           (988)          958        (16,844)
                                          -----------------------------------------------------------------------------------------

   Income (loss) before income taxes         (18,305)         (10,487)       (60,708)            214             -        (89,286)
Income tax benefit (expense)                      15              109            661              (3)            -            782
                                          -----------------------------------------------------------------------------------------
Net loss                              $      (18,290)         (10,378)       (60,047)            211             -        (88,504)
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
                                           =========================================================================================



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                            GUARANTOR     NONGUARANTOR                  CONSOLIDATED
          (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                           -----------------------------------------------------------------------------------------

Revenues
   Service                             $            -                -         43,366               -              -        43,366
   Roaming                                          -                -         24,120               -              -        24,120
   Equipment                                        -                -          8,511               -              -         8,511
   Other                                            -                -              -           5,906        <5,906>             -
                                           -----------------------------------------------------------------------------------------
     Total                                          -                -         75,997           5,906        <5,906>        75,997
                                           -----------------------------------------------------------------------------------------

Operating Expenses
   Cost of services and equipment                   -                -         51,961               -             -         51,961
   Technical operations                             -                -         38,103               -             -         38,103
   General and administrative                   3,042                -         48,145               7        (5,906)        45,288
   Sales and marketing                              -                -         47,339               -             -         47,339
   Stock-based compensation                    79,092                -              -               -             -         79,092
   Depreciation and amortization                4,292                -         37,696           3,081             -         45,069
                                           -----------------------------------------------------------------------------------------
     Total operating expenses                  86,426                -        223,244           3,088        (5,906)       306,852
                                           -----------------------------------------------------------------------------------------

Operating income (loss)                       (86,426)               -       (147,247)          2,818             -       (230,855)
Interest income                                   251           22,194            447               -        (2,391)        20,501
Interest expense                                    -          (44,050)        (2,409)         (3,192)        2,391        (47,260)
                                           -----------------------------------------------------------------------------------------

   Income (loss) before income taxes          (86,175)         (21,856)      (149,209)           (374)            -       (257,614)
Income tax benefit                                 11              221          1,621               4             -          1,857
                                           -----------------------------------------------------------------------------------------
Net loss                               $      (86,164)         (21,635)      (147,588)           (370)            -       (255,757)
                                           =========================================================================================


                                  TRITEL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          GUARANTOR     NONGUARANTOR                  CONSOLIDATED
        (Amounts in thousands)           TRITEL, INC.  TRITEL PCS, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TRITEL, INC.
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                 $             -         (53,419)         39,138               -             -       (14,281)
                                         -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                               -                -       (35,502)               -             -       (35,502)
  Capitalized interest on debt                       -                -        (1,346)         (2,751)             -        (4,097)
  Decrease in restricted cash                        -              570              -               -             -            570
  Investment in subsidiaries                  (49,078)           49,078              -               -             -              -
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities:                       (49,078)           49,648       (36,848)         (2,751)             -       (39,029)
                                         -------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from long term debt                       -          100,000              -               -             -        100,000
  Payment of debt issuance costs and
  other deferred charges                             -             (87)              -               -             -           (87)
  Issues of preferred stock                     49,078                -              -               -             -         49,078
  Intercompany receivable/payable                    -            4,468        (7,219)           2,751             -              -
  Other                                              -            (302)              -               -             -          (302)
                                         -------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities:                         49,078          104,079        (7,219)           2,751             -        148,689
                                         -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                   -          100,308        (4,929)               -             -         95,379
Cash and cash equivalents at
  beginning of period                                -          385,730          4,575               -             -        390,305
                                         -------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                               $             -          486,038          (354)               -             -        485,684
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

10. Subsequent Events

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

RESULTS OF OPERATIONS

           REVENUES. Revenues for the three and nine months ended September 30, 2000, were $36.7 million and $76.0 million, respectively. We recognized revenues of $179,000 during the three and nine months ended September 30, 1999. We launched commercial service in our first markets, Jackson and Vicksburg, Mississippi, during September, 1999. As of September 30, 2000, we had 35 markets in operation as compared to 2 markets at September 30, 1999. For the three and nine months end September 30, 2000, revenues consisted primarily of revenues derived from service to our customers of $21.9 million and $43.4 million, respectively, roaming services provided to customers of other carriers of $10.9 million and $24.1 million, respectively, and the sale of handsets and accessories of $3.9 million and $8.5 million, recpectively.

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


                                        TRITEL PCS, INC.

Date: February 13, 2001                 By:  /s/  Thomas H. Sullivan
                                             -----------------------
                                             Thomas H. Sullivan
                                             Executive Vice President
                                             and Chief Financial Officer